Form 10-Q
period 2008-12-31
DRS Inc.
filed 2009-02-17
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number:

DRS Inc.
(Name of small business issuer in its charter)

Nevada	20-5914452
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or organization)

12900 NE 180th Street, Suite 200 ∙ Bothell, Washington 98011
Post Office Box 726 ∙ Bothell, Washington 98041-0726
 (Address of principal executive offices)

 (206) 920-9104
(Issuer’s Telephone Number)

16504 9th Avenue SE, Suite 205   Mill Creek, Washington 98012
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [x]

(APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 14, 2009, the Company had 15,868,267 shares of common stock issued and outstanding.

FORM 10-Q – DRS INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS

DRS Inc.
Balance Sheets
As of December 31, 2008 and June 30, 2008
	Unaudited
ASSETS	31-Dec-08	30-Jun-08

Current assets:
Cash & short term deposits	$321	$50,525
Accounts receivable (net of allowance for bad debt)	373,549	314,944
Total current assets	$373,870	$365,469

Other assets:
Fixed assets- net	274,506	289,191
Security deposits	263,241	254,191

Total assets	$911,617	$908,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$253,219	$114,334
Capital lease payable- short term	80,737	76,123
Total current liabilities	$333,956	$190,457

Capital lease payable- long term	133,101	174,658
Note payable	210,534	152,096

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares,
issued and outstanding, 15,868,267 shares	$15,868	$15,868
Additional paid in capital	11,423,478	11,423,478
Retained deficit	(11,205,320)	(11,047,706)
Total shareholders' equity	234,026	391,640

Total Liabilities & Shareholders' Equity	$911,617	$908,851

See the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Six and Three Months Ended December 31, 2008 and December 31, 2007
Unaudited

	6 Months	6 Months	3 Months	3 Months
	31-Dec-08	31-Dec-07	31-Dec-08	31-Dec-07

Revenues:
Net revenues from drywall removal	$1,680,952	$1,590,433	$882,562	$634,890
Cost of revenues	(1,497,928)	(1,433,766)	(786,256)	(582,735)
Net revenues	$183,024	$156,667	$96,306	$52,155

General and administrative expenses:
General administration	$316,704	$337,953	$163,326	$177,766
Total general & administrative expenses	316,704	337,953	163,326	177,766

Net loss from operations	$(133,680)	$(181,286)	$(67,020)	$(125,611)

Other revenues:
Interest income	580	294	0	0
Interest expense	(24,514)	(13,939)	(9,436)	(6,447)

Net loss before provision for income taxes	$(157,614)	$(194,931)	$(76,456)	$(132,058)

Provision for income taxes	0	0	0	0

Net loss	$(157,614)	$(194,931)	$(76,456)	$(132,058)

Loss per common share:
Basic & fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average of common shares:
Basic & fully diluted	15,868,268	15,774,205	15,868,268	15,822,601

See the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Six Months Ended December 31, 2008 and December 31, 2007
Unaudited

	Unaudited	Unaudited
	31-Dec-08	31-Dec-07
Operating Activities:
Net loss	$(157,614)	$(194,931)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation	43,626	28,257
Bad debt expense	18,413	15,000
Interest expense	8,438	0
Changes in other operating assets and liabilities :
Accounts receivable	(77,018)	74,903
Accounts payable	138,885	(32,781)
Net cash used by operations	$(25,270)	$(109,552)

Investing Activities:
Security deposits	$(9,050)	$(13,448)
Purchase of equipment	(28,941)	(20,166)
Net cash used by investing activities	(37,991)	(33,614)

Financing Activities:
Issuance of common stock	$0	$81,600
Proceeds from note payable	50,000	0
Payment of capital lease	(36,943)	(24,166)
Net cash provided by financing activities	13,057	57,434

Net increase (decrease) in cash during the period	$(50,204)	$(85,732)

Cash balance at June 30th	50,525	211,988

Cash balance at December 31st	$321	$126,256

Supplemental disclosures of cash flow information:
Interest paid during the period	$16,076	$13,939
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Equity
From Inception, November 17, 2006 to December 31, 2008

						Issue
	Common	Common	Paid in	Accumulated		Price Per
	Shares	Par Value	Capital	Deficit	Total	Share

Balance at inception, November 17, 2006	0	$0	$0	$0	$0

Issued shares to officers	14,000,000	14,000	10,066,000		10,080,000	$0.72

Issued shares for services	460,000	460	330,740		331,200	$0.72

Issuance of common stock	1,274,934	1,275	920,927		922,202	$0.72

Options issued to consultant			943		943

Net loss				(10,714,428)	(10,714,428)

Balance at June 30, 2007	15,734,934	15,735	11,318,610	(10,714,428)	619,917

Issuance of common stock	113,334	113	89,887		90,000	$0.79

Issued shares for services	20,000	20	14,981		15,001	$0.75

Net loss for the fiscal year				(333,278)	(333,278)

Balance at June 30, 2008	15,868,268	15,868	11,423,478	(11,047,706)	391,640

Net loss for the period- unaudited				(157,614)	(157,614)

Balance at December 31, 2008	15,868,268	$15,868	$11,423,478	$(11,205,320)	$234,026

See the notes to the financial statements.

DRS Inc.
Notes to the Financial Statements
For the Nine Months Ended December 31, 2008 and December 31, 2007
(Unaudited)

1.	Organization of the Company and Significant Accounting Principles

DRS Inc. (the “Company”) is a privately held corporation formed in November 2006 in the state of Nevada. The financial statements include the results of operations of the Company and its wholly owned subsidiary, DRS Union Inc.  The Company’s fiscal year end is June 30th.

The Company removes drywall and other rubbish from construction sites for disposal and recycling.  The Company operates mainly in the state of Washington.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the year they include.  Actual results may differ from these estimates.

Cash- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with maturity dates of three months or less.

Fixed Assets- Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Office equipment	3 years
Vehicles	5 years
Furniture & Fixtures	5 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized.  Minor repair expenditures are charged to expense as incurred.

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Revenue Recognition- The Company realizes revenues from drywall removal jobs when the existence of an unconditional binding arrangement with a client is present, the work has been performed, the Company fees are determined and fixed, and the assurance of the revenue collection is reasonably secured.

Bad Debt Expense- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors.  These factors include economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience. The Company’s reserve for bad debt is $61,634 at June 30, 2008 and $35,994 at June 30, 2007.

2.  Net Loss per Share

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents of the warrants outstanding. The effects on net loss per share of the common stock equivalents, however, are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Net loss per common share has been computed as follows:

	31-Dec-08	31-Dec-07

Net loss	$(157,614)	$(194,931)

Total common shares outstanding	15,868,268	15,868,267

Weighted average of shares outstanding	15,868,268	15,774,205

Loss per common share:
Basic & fully diluted	$(0.01)	$(0.01)

3.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	31-Dec-08	31-Dec-07

Net loss before provision for income taxes	$(157,614)	$(194,931)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(355,986)	(235,512)
Allowance for recoverability	355,986	235,512
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$355,986	$235,512
Allowance for recoverability	(355,986)	(235,512)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

4. Common Stock Options Outstanding

A list of options outstanding at December 31, 2008 is as follows:

			Estimated
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Inception, November 14, 2006	0

Issued	3,194,932
Expired	0
Exercised	0

Outstanding at June 30, 2007	3,194,932	$0.41	4.24

Issued	166,668
Expired	0
Exercised	0

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at December 31, 2008	3,361,600	$0.41	2.96

Warrants	Exercise	Maturity
Issued	Price	Date

103,936	$0.75	1 year from date shares publicly traded
1,224,332	$0.50	2 year from date shares publicly traded
1,033,333	$0.35	3 year from date shares publicly traded
899,999	$0.25	4 year from date shares publicly traded
100,000	$1.00	8 years

3,361,600

5. General Administrative Expenses

A detail of general administrative expenses in the statement of operations at December 31, 2008 and December 31, 2007 is as follows:

	31-Dec-08	31-Dec-07

Salaries & benefits	$0	$95,500
Automobile expense	4,704	4,700
Bad debt expense	18,413	0
Bank fees	729	236
Depreciation- office equipment	718	650
Insurance	31,622	2,653
Licenses	5,948	3,900
Marketing	9,201	3,916
Meals	1,468	2,193
Administration	45,522	12,140
Professionals & consulting fees	102,925	153,814
Rent expense	72,821	33,938
Taxes	7,702	8,146
Telephone	14,931	16,167

Total	$316,704	$337,953

6.  Fixed Assets- Net

The following table is a summary of fixed assets at December 31, 2008 and December 31, 2007 is as follows:

	31-Dec-08	31-Dec-07

Leased vehicles	$345,750	$345,750
Equipment	36,081	24,966
Office equipment	3,881	3,881
Furniture & fixtures	15,034	0
Accumulated depreciation	(126,240)	(85,406)

Fixed assets- net	$274,506	$289,191

The category for vehicles is the leased assets discussed in Note 8.  Depreciation expense on the leased vehicles for the six months ended December 31, 2008 and December 31, 2007 is $38,340 and $27,106, respectively.

7. Commitments and Contingencies

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2009	$103,008
2010	98,756
2011	45,795
2012	3,510

Total minimum lease payments	$251,069

Less amounts representing interest	(37,231)

Present value of net minimum lease payments	$213,838

8. Note Payable

In May 2008, the Company issued a note payable to a creditor and received proceeds of $150,000. In October 2008, the Company issued an additional note to the same individual and received proceeds of $50,000.  The loans are unsecured and mature in November 2009 at an interest rate of 10%.

9. Related Party Transactions

During the first six months of fiscal year 2009, sales to related parties were $160,991. Receivables from related parties at December 31, 2008 were $38,614.

During the first six months of fiscal year 2008, sales to related parties were $211,376. Receivables from related parties at December 31, 2008 were $20,867.

This page intentionally left blank.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Summary of Operations

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company was incorporated in November 2006 and is currently focused on drywall and other waste removal from construction sites for disposal and recycling in the Northwest United States. The Company recycles the gypsum and other products from the drywall for sale to farmers in Washington State as fertilizer.  However, the revenues received from these sales were not material in fiscal years 2008 and 2007 to warrant discussion.

Results of Operations

For the Six Months Ended December 31, 2008 and December 31, 2007

Gross sales from drywall removal and other hauling were $1,680,952 and $1,590,433 for the six months ended December 31, 2008 and December 31, 2007, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $183,024 and $156,667, six months ended December 31, 2008 and December 31, 2007, respectively.

Administrative costs for the quarters ended December 31, 2008 and December 31, 2007 are as follows:

	31-Dec-08	31-Dec-07

Salaries & benefits	$0	$95,500
Automobile expense	4,704	4,700
Bad debt expense	18,413
Bank fees	729	236
Depreciation- office equipment	718	650
Insurance	31,622	2,653
Licenses	5,948	3,900
Marketing	9,201	3,916
Meals	1,468	2,193
Administration	45,522	12,140
Professionals & consulting fees	102,925	153,814
Rent expense	72,821	33,938
Taxes	7,702	8,146
Telephone	14,931	16,167

Total	$316,704	$337,953

There were no salaries for the president and office help for six months ending December 31, 2008.  The company does not see any change in this for the next quarter.

Bad Debts increased from zero in prior six month period to $18,413 for current six month period as a result of a bankruptcy for Arden Drywall and an additional amount of $15,723.73 was written off in September 2008.

Insurance costs increased from $2,653 in prior six month period to $31,622 for current six month period due to both typical growth in operations and a reclassification of truck insurance from cost of goods sold.

Marketing increased from $3,916 in prior six month period to $9,201 for current six month period as a result of planned additional spending.

Administration increased from $12,140 in prior six month period to $45,522 for current six month period as a result of establishing the Ridgefield facility.

Professionals and Consulting decreased from $153,814 in prior six month period to $102,925 for current six month period as a result of the company not incurring additional public offering costs.

Rent expense increase from $33,938 in prior six month period to $72,821 for current six month period as a result of establishing the Ridgefield facility.  Rent for the warehouse facility was $5,924.10 per month beginning December 2007.

As a result, our net loss from operations for six months ended December 31, 2008 and December 31, 2007 was $133,680 and $181,286.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $157,614 in the first six months of 2009, or about (.01) per share compared to $194,931 in first six months of 2008, or about (.01) per share.

For the Three Months Ended December 31, 2008 and December 31, 2007

Gross sales from drywall removal and other hauling were $882,562 and $634,980 for the three months ended December 31, 2008 and December 31, 2007, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $96,306 and $52,155, respectively for the quarters.

General administrative expenses were $163,326 and $177,766, respectively for the quarters.

As a result, our net loss from operations for quarters ended December 31, 2008 and December 31, 2007 was $67,020 and $125,611.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $76,456 in the first quarter of 2009, or about (.00)  per share compared to $132,058 in first quarter of 2008, or about (.01) per share.

Liquidity & Capital Resources

Cash on hand at December 31, 2008 was $321 compared to $50,525 at June 30, 2008.  We used $50,204  for operations in the first six months of 2009 compared to $85,732 in the first six months of 2008.  We used $37,991 to purchase additional equipment and deposits on our new vehicles as of December 31, 2008 compared to $33,614 at December 31, 2007.  In first six months of 2009, we raised $50,000 by issuing an unsecured note to an individual unrelated to the Company.  In the first six months of fiscal 2008, we raised $81,600 by issuing common stock and options.  In six months ended December 31, 2008 and December 31, 2007, we used $36,943 and $24,166 to pay down the capital leases on our vehicle equipment.

Total assets at December 31, 2008 and June 30, 2008 were $911,617 and $908,851, respectively.  Our working capital at December 31, 2008 was 39,914 as compared to $175,012 at June 30, 2008.

New Developments

In the quarter ending December 31, 2008 the company made the decision to expand into another area of drywall in order maintain and possibly grow its revenue base due to the economic slowdown. As we already clean jobsites, scrap waste drywall, and do some PVA (primer) prep, we will expand this operation to also include the priming and then texturing of jobs. DRS will also market this complete service to all drywall companies. We feel that we will be able to generate revenue through this additional operation as we already have a working relationship with many drywall companies.

The company will continue to look for new opportunities if presented in order to try and grow revenue and maintain margins.

The rest of this page left intentionally blank

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 4T.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based upon their controls evaluation, our Chief Executive Officer, and Chief Financial Officer, has concluded that our Disclosure Controls are effective at a reasonable assurance level.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Please see Exhibit Index located behind the signature page.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS Inc.

Dated: February 14, 2009

/s/ Daniel Mendes
Daniel Mendes
Principal Executive Officer

/s/ George Guimont
George Guimont
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.