Form 10-Q
period 2009-03-31
DRS Inc.
filed 2009-05-15
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

 (866) 991-9960
(Issuer’s Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2009, the Company had 15,868,268 shares of common stock issued and outstanding.

FORM 10-Q – DRS INC.

ITEM 1.  FINANCIAL STATEMENTS

DRS Inc.
Balance Sheets
As of March 31, 2009 and June 30, 2008

	Unaudited
ASSETS	31-Mar-09	30-Jun-08

Current assets:
Cash & short term deposits	$0	$50,525
Prepaid expenses	58,288	0
Accounts receivable (net of allowance for bad debt)	447,621	314,944
Total current assets	$505,909	$365,469

Other assets:
Fixed assets- net	354,705	289,191
Security deposits	267,092	254,191

Total assets	$1,127,706	$908,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$373,973	$114,334
Capital lease payable- short term	83,149	76,123
Total current liabilities	$457,122	$190,457

Capital lease payable- long term	111,386	174,658
Notes payable	305,877	152,096

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares,
issued and outstanding, 15,868,268 shares	$15,868	$15,868
Additional paid in capital	11,450,928	11,423,478
Retained deficit	(11,213,475)	(11,047,706)
Total shareholders' equity	253,321	391,640

Total Liabilities & Shareholders' Equity	$1,127,706	$908,851

See the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Nine and Three Months Ended March 31, 2009 and March 31, 2008
Unaudited

	9 Months	9 Months	3 Months	3 Months
	31-Mar-09	31-Mar-08	31-Mar-09	31-Mar-08

Revenues:
Net revenues from drywall removal	$2,641,064	$2,321,570	$960,112	$731,137
Cost of revenues	(2,121,765)	(2,122,610)	(623,837)	(688,844)
Net revenues	$519,299	$198,960	$336,275	$42,293

General and administrative expenses:
General administration	$765,399	$493,586	$448,695	$155,633
Total general & administrative expenses	765,399	493,586	448,695	155,633

Net loss from operations	$(246,100)	$(294,626)	$(112,420)	$(113,340)

Other revenues:
Financial sales	106,478	0	106,478	0
Interest income	580	1,555	0	1,261
Interest expense	(26,727)	(20,456)	(2,213)	(6,517)

Net loss before provision for income taxes	$(165,769)	$(313,527)	$(8,155)	$(118,596)

Provision for income taxes	0	0	0	0

Net loss	$(165,769)	$(313,527)	$(8,155)	$(118,596)

Loss per common share:
Basic & fully diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average of common shares:
Basic & fully diluted	15,868,268	15,805,445	15,868,268	15,805,445

See the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Nine Months Ended March 31, 2009 and March 31, 2008
Unaudited

	Unaudited	Unaudited
	31-Mar-09	31-Mar-08
Operating Activities:
Net loss	$(165,769)	$(313,527)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation	24,330	43,660
Consulting	0	15,000
Bad debt expense	18,413	0
Interest expense	8,438	0
Changes in other operating assets and liabilities :
Prepaid expenses	(58,288)	0
Accounts receivable	(151,090)	35,506
Accounts payable	259,639	22,000
Net cash used by operations	$(64,327)	$(197,361)

Investing Activities:
Security deposits	$(12,901)	$(14,510)
Purchase of equipment	(89,844)	(20,166)
Net cash used by investing activities	(102,745)	(34,676)

Financing Activities:
Issuance of common stock	$0	$81,600
Subscriptions received	27,450	0
Proceeds from note payable	145,343	0
Payment of capital lease	(56,246)	(36,795)
Net cash provided by financing activities	116,547	44,805

Net increase (decrease) in cash during the period	$(50,525)	$(187,232)

Cash balance at June 30th	50,525	211,988

Cash balance at March 31st	$0	$24,756

Supplemental disclosures of cash flow information:
Interest paid during the period	$18,289	$20,456
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Equity
From Inception, November 17, 2006 to March 31, 2009

						Issue
	Common	Common	Paid in	Accumulated		Price Per
	Shares	Par Value	Capital	Deficit	Total	Share

Balance at inception, November 17, 2006	0	$0	$0	$0	$0

Issued shares to officers	14,000,000	14,000	10,066,000		10,080,000	$0.72

Issued shares for services	460,000	460	330,740		331,200	$0.72

Issuance of common stock	1,274,934	1,275	920,927		922,202	$0.72

Options issued to consultant			943		943

Net loss				(10,714,428)	(10,714,428)

Balance at June 30, 2007	15,734,934	15,735	11,318,610	(10,714,428)	619,917

Issuance of common stock	113,334	113	89,887		90,000	$0.79

Issued shares for services	20,000	20	14,981		15,001	$0.75

Net loss for the fiscal year				(333,278)	(333,278)

Balance at June 30, 2008	15,868,268	15,868	11,423,478	(11,047,706)	391,640

Subscriptions received			27,450		27,450

Net loss for the period- unaudited				(165,769)	(165,769)

Balance at March 31, 2009	15,868,268	$15,868	$11,450,928	$(11,213,475)	$253,321

See the notes to the financial statements.

DRS Inc.
Notes to the Financial Statements
For the Nine Months Ended March 31, 2009 and March 31, 2008
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

Net loss per common share has been computed as follows:

	31-Mar-09	31-Mar-08

Net loss	$(165,769)	$(313,527)

Total common shares outstanding	15,868,268	15,868,268

Weighted average of shares outstanding	15,868,268	15,805,445

Loss per common share:
Basic & fully diluted	$(0.01)	$(0.02)

3.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	31-Mar-09	31-Mar-08

Net loss before provision for income taxes	$(165,769)	$(313,527)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(355,986)	(239,478)
Allowance for recoverability	355,986	239,478
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$355,986	$239,478
Allowance for recoverability	(355,986)	(239,478)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

4. Common Stock Options Outstanding

A list of options outstanding at March 31, 2009 is as follows:

			Estimated
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Inception, November 14, 2006	0

Issued	3,194,932
Expired	0
Exercised	0

Outstanding at June 30, 2007	3,194,932	$0.41	4.24

Issued	166,668
Expired	0
Exercised	0

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at March 31, 2009	3,361,600	$0.41	2.71

5. General Administrative Expenses

A detail of general administrative expenses in the statement of operations at March 31, 2009 and March 31, 2008 is as follows:

	31-Mar-09	31-Mar-08

Salaries & benefits	$226,300	$109,500
Automobile expense	7,056	7,050
Bad debt expense	18,413	0
Bank fees	1,141	689
Depreciation- office equipment	326	976
Insurance	48,950	11,895
Licenses	6,892	4,651
Management consulting	0	0
Marketing	31,251	5,551
Meals	4,334	5,006
Administration	72,656	29,583
Professionals & consulting fees	182,138	212,745
Rent expense	123,449	69,101
Taxes	10,627	11,299
Telephone	31,866	25,540

Total	$765,399	$493,586

6.  Fixed Assets- Net

The following table is a summary of fixed assets at March 31, 2009 and June 30, 2008 is as follows:

	31-Mar-09	30-Jun-08

Leased vehicles	$404,957	$345,750
Equipment	36,081	24,966
Office equipment	3,881	3,881
Furniture & fixtures	15,034	0
Accumulated depreciation	(105,248)	(85,406)

Fixed assets- net	$354,705	$289,191

The category for vehicles is the leased assets discussed in Note 8.  Depreciation expense on the leased vehicles for the nine months ended March 31, 2009 and March 31, 2008 is $51,881 and $40,512, respectively.

7. Commitments and Contingencies

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2009	$103,008
2010	95,567
2011	26,742
2012	0

Total minimum lease payments	$225,317

Less amounts representing interest	(30,781)

Present value of net minimum lease payments	$194,536

8. Note Payable

In May 2008, the Company issued a note payable to a creditor and received proceeds of $150,000. In October 2008, the Company issued an additional note to the same individual and received proceeds of $50,000.  The loans are unsecured and mature in November 2009 at an interest rate of 10%.

In March 2009, the Company issued a note payable to a creditor and received proceeds of $100,000. The loan is secured by the company’s receivables and matures in February 2010 at an interest rate of 12%. Monthly payments are interest only.

9. Related Party Transactions

During the first nine months of fiscal year 2009, sales to related parties were $215,433. Receivables from related parties at March 31, 2009 were $15,616.

During the first nine months of fiscal year 2008, sales to related parties were $160,991. Receivables from related parties at March 31, 2008 were $38,614.

This page intentionally left blank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Results of Operations

For the Nine Months Ended March 31, 2009 and March 31, 2008

Gross sales from drywall removal and other hauling were $2,641,064 and $2,321,570 for the nine months ended March 31, 2009 and March 31, 2008, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $519,299 and $198,960, respectively for the nine months period.

Administrative costs for the nine months ended March 31, 2009 and March 31, 2008 are as follows:

	31-Mar-09	31-Mar-08

Salaries & benefits	$226,300	$109,500
Automobile expense	7,056	7,050
Bad debt expense	18,413	0
Bank fees	1,141	689
Depreciation- office equipment	326	976
Insurance	48,950	11,895
Licenses	6,892	4,651
Management consulting	0	0
Marketing	31,251	5,551
Meals	4,334	5,006
Administration	72,656	29,583
Professionals & consulting fees	182,138	212,745
Rent expense	123,449	69,101
Taxes	10,627	11,299
Telephone	31,866	25,540

Total	$765,399	$493,586

There were no salaries for the president and office help for nine months ending March 31, 2009.  The company does not see any change in this for the next quarter.

Bad Debts increased from zero in prior nine month period to $18,413 for current nine month period as a result of a bankruptcy for Arden Drywall and an additional amount of $15,723.73 was written off in September 2008.

Insurance costs increased from $11,895 in prior nine month period to $48,950 for current nine month period due to both typical growth in operations and a reclassification of truck insurance from cost of goods sold.

Marketing increased from $5,551 in prior nine month period to $31,251 for current nine month period as a result of planned additional spending.

Administration increased from $29,583 in prior nine month period to $72,656 for current nine month period as a result of establishing the Ridgefield facility.

Professionals and Consulting decreased from $212,745 in prior nine month period to $182,138 for current nine month period as a result of the company not incurring additional public offering costs.

Rent expense increase from $69,101 in prior nine month period to $123,449 for current nine month period as a result of establishing the Ridgefield facility.  Rent for the warehouse facility was $5,924.10 per month beginning December 2007.

Other Revenue was increased from $0 to $106,478 for the nine months ending March 31, 2009.  This is a result of adding a new division.  Financial Sales consists of ATM machines, machine services and credit card services to regional financial institutions. Although a different focus for the company, management had the internal resources to successfully add this category of sales without disruption to any of its primary operations.  Management considers this part of its ongoing focus to diversify in profitable market opportunities.

As a result, our net loss from operations for nine months ended March 31, 2009 and March 31, 2008 was $246,100 and $294,626.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $165,769 in the first nine months of 2009, or about (.01) per share compared to $313,527 in first nine months of 2008, or about (.02) per share.

For the Three Months Ended March 31, 2009 and March 31, 2008

Gross sales from drywall removal and other hauling were $960,112 and $731,137 for the three months ended March 31, 2009 and March 31, 2008, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $336,275 and $42,293, respectively for the quarters.

General administrative expenses were $448,695 and $155,633, respectively for the quarters.

Other Revenue was increased from $0 to $106,478 for the three months ending March 31, 2009.  This is a result of adding a new division.  Financial Sales consists of ATM machines, machine services and credit card services to regional financial institutions. Although a different focus for the company, management had the internal resources to successfully add this category of sales without disruption to any of its primary operations.  Management considers this part of its ongoing focus to diversify in profitable market opportunities.

As a result, our net loss from operations for quarters ended March 31, 2009 and March 31, 2008 was $112,420 and $113,340, respectively.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $8,155 in the third quarter of 2009, or about .00 per share compared to $118,596 in third quarter of 2008, or about (.01) per share.

Liquidity & Capital Resources

Cash on hand at March 31, 2009 was $0 compared to $50,525 at June 30, 2008.  We used $64,327 for operations in the first nine months of 2009 compared to $197,361 in the first nine months of 2008.  We used $102,745 to purchase additional equipment and deposits on our new vehicles as of March 31, 2009 compared to $34,676 at March 31, 2008.  In first nine months of 2009, we raised $145,343 by issuing an unsecured note to individuals unrelated to the Company.  In addition we received $27,450 in subscriptions for our common stock.  In the first nine months of fiscal 2008, we raised $81,600 by issuing common stock and options.  In nine months ended March 31, 2009 and March 31, 2008, we used $56,246 and $36,795 to pay down the capital leases on our vehicle equipment.

Total assets at March 31, 2009 and June 30, 2008 were $1,127,706 and $908,851, respectively.  Our working capital at March 31, 2009 was $48,787 as compared to $175,012 at June 30, 2008.

New Developments

Although sales volume and profit margins have been increasing with the expansion of drywall services to include hanging, taping, priming and texturing along with the addition of the more profitable financial sales division that contributed to profit growth in the prior nine month period, 4th quarter projections are not as optimistic.

Accounts receivable aging has been affected by tightening industry cash flow and current market slowdowns have prevented further expansion until additional capital can be raised.

Without additional funding management believes that some operational reductions will be required.

Management does not see the need for any additional capital expenditures in the next quarter.  DRS Inc. will continue to promote the company through the public venue.

DRS Inc. filed its 15c2-11 with the NSAD in March with the intent of obtaining its ticker symbol and will be able to trade on the OTCBB.

George Guimont, the Company’s Secretary/Treasurer, and our Principal Financial Officer is now working full time with the Company and has brought his customer base from his own company with him.

Finally, we are exploring the possibility of pursuing two additional areas of new business in order to maintain our revenue base in challenging economic times with the goal of increasing margins.  The two new ventures will be monitored closely and will be monitored as separate divisions so that the Company may quickly evaluate whether it makes sense to go forward with these new ventures.  At this point, neither potential business will put any additional financial burden on the Company, but will offer opportunities to generate income and increase operating margins.

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

DRS Inc.

Dated: May 13, 2009

/s/ Daniel Mendes
Daniel Mendes
Principal Executive Officer

/s/ George Guimont
George Guimont
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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