Form 10-K
period 2009-06-30
DRS Inc.
filed 2009-09-29
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending: June 30, 2009

[  ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number:

DRS Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5914452
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5906-B 238th Street, SE ∙ Woodinville, Washington	98072
Post Office Box 726 ∙ Bothell, Washington	98041-0726
(Address of principal executive offices)	(Zip Code)

(866) 991-9960
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock: $0.01 par value	OTCBB

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 20, 2009 was $1,303,719.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 15,903,718 shares outstanding of common stock as of September 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

A Warning About Forward-Looking Statements	1

PART I
Item 1.Business	1
Item 1A.Risk Factors	2
Item 1B.Unresolved Staff Comments	3
Item 2.Properties	3
Item 3.Legal Proceedings	4
Item 4.Submission of Matters to a Vote of Security Holders	4

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters	4
and Issuer Purchases of Equity Shares
Item 6.Selected Financial Data	4
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 7A.Quantitative and Qualitative Disclosures about Market Risk	8
Item 8.Financial Statements and Supplementary Data	F1-F21
(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on
Form 10-K beginning on page F-1.)
Item 9.Changes in and Disagreements with Accountants on Accounting and	8
Financial Disclosure
Item 9A.Controls and Procedures	8
Item 9B.Other Information	9

PART III

Item 10. Directors, Executive Officers and Corporate Governance	9
Item 11. Executive Summary and Compensation	10
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11

Item 13. Certain Relationships and Related Transactions, and Director Independence	12

Item 14. Principal Accountant Fees and Services	13

PART IV

Item 15. Exhibits, Financial Statements, Schedules	14
Index to Financial Statements	15
Index to Exhibits	16

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this annual report on Form 10-K, along with the following possible events or factors:

∙    the financial and operating performance of our operations;

∙    our ability to achieve and/or maintain profitability over time;

∙    the successful execution of our growth strategies;

∙    the impact of competition;

∙    available market opportunities; and

∙    the availability of working capital.

Additional risks and uncertainties are described elsewhere in this annual report on Form 10-K and in detail under “Item 1A. Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report on Form 10-K. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to DRS Inc., a Nevada corporation.

PART I

Item 1. Business

Overview

DRS Inc. specializes in the scrapping and recycling of excess waste drywall as well as picking up other construction debris from homes and other buildings under construction and recycling these commodities. Once the excess drywall is gathered, the gypsum is recycled and sold for fertilizer.  We believe that disposing of waste is a vitally important issue facing the construction industry, and that "green building" is an essential element to Better Building Practices. Utilizing recycled materials in new construction reduces costs and eliminates the majority of waste which would otherwise be added to landfills.

Although most of the gypsum we recycle is used in the building industry in the production of new drywall, an increasing proportion is now being used in agriculture and horticulture. Gypsum is a 'clean green' soil conditioner and is also used as an excellent calcium and sulphur fertilizer. As a result, gypsum has many applications in the Agricultural and Soil Management fields.

The paper we recycle from drywall sheets is regenerated into recycled paper that can be used in a wide variety of paper products. Our paper baling machines can handle up to 48 tons per day. Once the paper bales are secured, we ship them to manufacturing plants and agricultural sites

Recent Developments

DRS has recently begun incorporating installation of drywall into our regular business activities and together with scrapping drywall on new construction sites, we have been able to increase our revenue along with offering a more complete drywall package.  Maintaining installation and scrapping on the same job site enables DRS to minimize the waste, as well as process the waste efficiently and with less cost.

Item 1A. Risk Factors

RISK FACTORS RELATING TO DRS INC. AND ITS BUSINESS

Losses from continuing operations may occur and, as a result, the price of our common stock may be negatively affected.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

We are a drywall scrapping company, incorporating the installation of drywall into our daily business activities of our scrapping and recycling. The majority of our revenue is generated from new construction customers. To grow, we must:

∙    purchase currently leased equipment in order to eliminate monthly leasing fees;

∙    continue to be awarded jobs from new construction and demolition projects;

∙	continue to add and maintain additional facilities necessary to process waste from drywall and other construction debris;

∙	continue to upgrade inventory control, marketing and information systems; and

∙	impose and maintain strict quality control from green building to eliminating excess waste.

            Future inability to grow our business resulting from, among other things, failing to execute any of the above factors may adversely affect the results of our operations and our financial condition.

Our operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

From time to time, our operating results may fall below investor expectations. These results are likely to fluctuate from quarter to quarter as a result of a number of factors, including the fluctuations in construction market; competition from existing and new competitors; and changes in consumer preferences. Quarterly fluctuations in our operating results as the result of these factors or for any other reason could cause our stock price to decline.

A significant interruption in the building and material industry could potentially disrupt our operations.

A significant interruption in the building and material industry, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis and could have a material adverse effect on our results of operations and financial condition.

Compliance with government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations.

Our facility is subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. In addition, our success will depend upon our ability to attract and retain highly motivated and qualified employees. The inability to recruit and retain such individuals may have a material adverse effect on our business or results of operations.

Our lack of diversification may affect business if demand is reduced.

Our business is primarily centered on one service: the scrapping of waste drywall and other debris from construction sites.  Decreases in the building industry would have a material adverse effect on our business, operating results and financial conditions.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Office Space and Plants

We currently have a month to month lease on a yard that has ample room to park all of our equipment and run our operation. This yard also has a small onsite office that we currently use as both our corporate offices and as our dispatch operations facility.

We currently lease a warehouse in Ridgefield, Washington, from the Port of Ridgefield. The warehouse is approximately 20,000 square feet; which we use as our drywall processing facility.  This lease will expire in December 2013.

Additionally, we lease a warehouse in Sunnyside, Washington that we use to store our saleable product.  This storage facility is approximately 8,600 square feet and is on a month to month lease.

Finally, we lease land in Milton, Washington and in Bremerton, Washington on a month to month lease and use both as our drywall drop off yards.

On or before any of the lease expirations, we expect to either renew the lease or obtain a new lease in a similar facility. We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Item 3.  Legal Proceedings

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. There are no material pending legal proceedings of which the company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

            None.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On August 10, 2009, our common stock received approval for trading under Form 15c2-11 and filed with FINRA.  We received the ticker symbol DRSX and are listed on the OTCBB exchange.  We currently have no reported sales price on the market.

As of September 20, 2009, there were 15,903,718 shares of our common stock outstanding and 85 stockholders of record.  Additionally, there are 3,361,600 options to purchase our common stock outstanding.  We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.  Our discussion is organized as follows:

∙           Overview.  This section provides a general description of our business, as well as recent significant transactions or events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

∙           Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal years 2009 and 2008.

∙           Financial condition and liquidity and capital resources.  This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of June 30, 2009.

Overview

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

Management plans to raise capital through an offering of its common stock.  The Company will use the proceeds of this offering to purchase leased equipment.  Management estimates the purchase will save the Company approximately $475,000 in depreciation expense, leased trucks expense, and interest expense.

Management has entered into an Agreement with a consulting firm to develop markets for our services as well as to develop further investor relations.

Results of Operations

Gross sales from drywall removal and other hauling were $3,497,655 and $3,100,164 for the twelve months ended June 30, 2009 and June 30, 2008, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin as a percent of sales was about 15% and 12% respectively for the twelve months period.  The gross margin percent increased for 2009 mainly as a result of lower fuel costs.

Administrative costs for the twelve months ended June 30, 2009 and June 30, 2008 are as follows:

	2009	2008

Salaries & benefits	$227,855	$109,500
Automobile expense	7,710	9,402
Bad debt expense	123,571	25,930
Bank fees	3,420	777
Depreciation- office equipment	2,967	1,296
Insurance	63,730	55,319
Licenses	9,092	6,463
Management consulting	181,162	176,014
Marketing	41,844	5,933
Meals	4,814	6,688
Administration	95,228	45,082
Professionals & consulting fees	47,473	74,924
Rent expense	190,771	106,587
Taxes	12,403	14,910
Telephone	43,564	29,432

Total	$1,055,604	$668,257

Although salaries and wages increased over the current fiscal period in support of additional sales focus and growth prior to the industry cutbacks, salaries in general have been reduced severely in the 4th quarter of this fiscal year to match current sales levels, including management level positions.

Bad Debts increased from $25,930 to $123,571 over the prior twelve month period as a result of industry cutbacks, company failures and closures and overall cash flow shortages.  DRS will continue to negotiate with debtors and has ongoing collection efforts; management believes the coming fiscal year will be more consistent with past collection rates.

Marketing costs increased from $5,933 in the prior twelve month period to $41,844 for current twelve month period due to increase in stock offerings and general business growth focus.

Administration increased from $45,082 in prior twelve month period to $95,288 for current twelve month period as a result of increases in facility costs, which have been reduced to match current sales levels.

Professionals and consulting fees decreased from $74,924 in prior twelve month period to $47,473 for current twelve month period as a result of the company not incurring additional public offering costs and management cutback of some consulting services. The Company achieved its goal of becoming a publicly traded company in February 2009.

Rent expense increase from $106,587 in prior twelve month period to $190,771 for current twelve month period as a result of additional expense for the Ridgefield facility and new offices.

In May of 2009, the company entered into an operating agreement with Drywall Recycling Services, Inc., a Wyoming corporation, to operate our Ridgefield facility. This will reduce monthly rent expense, saving $5,924 per month, eliminate employees, power and other expenses to operate the facility, reduce sales staff overhead by one employee, and help conserve cash during the off season. DRS will receive 2% of all product sales generated through the operation of the facility, but has eliminated the financial burden to operate the facility.

To further lower its’ overhead, the company vacated its’ main offices in April of 2009 which will reduce rent expense by $4,100 per month plus CAM charges and also vacated the yard space it was using to eliminate this rent of $2,000 per month. The company then moved to a new yard that has a smaller office to run its’ operations that will have a monthly rent expense of $3,425 per month that will accommodate both yard and office needs.

As a result, our net loss from operations for twelve months ended June 30, 2009 and June 30, 2008 was $529,031 and $307,540.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $579,777 in twelve months of 2009, or about $0.04 per share compared to $333,278 in twelve months of 2008, or about $0.02 per share.

Financial Condition and Liquidity and Capital Resources

Cash on hand at June 30, 2009 was $18,481 compared to $50,525 at June 30, 2008.  We used $141,364 for operations in the twelve months of 2009 compared to $299,292 in the twelve months of 2008.  We used $88,676 to purchase additional equipment and deposits on our new vehicles as of June 30, 2009 compared to $42,487 at June 30, 2008.  In fiscal year 2009, we raised $150,000 by issuing an unsecured note to individuals unrelated to the Company.  In addition we received $35,450 by issuing 34,450 shares of our common stock.  In fiscal year 2009, we issued notes to the president of the Company and received proceeds of $115,000. The notes above are secured by accounts receivable and mature within the coming year. In fiscal year 2008, we raised $90,000 by issuing 113,334 shares of common stock and 166,668 options.  In fiscal years 2009 and 2008, we used $102,454 and $59,684 to pay down the capital leases on our vehicles and other equipment.

Total assets at June 30, 2009 and June 30, 2008 were $1,280,325 and $908,851, respectively.  Our working capital at June 30, 2009 was a deficit of $247,625 as compared to $172,916 at June 30, 2008.

Accounts receivable collection has been affected by tightening industry cash flows and current market slowdowns which have prevented further expansion until additional capital can be raised.

Without additional funding management believes that additional operational reductions will be required.

Management does not foresee any additional capital expenditures in the next quarter.  DRS Inc. will continue to promote the company through the public venue.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 30, 2009.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Upon effect of our Form S-1 Registration Statement given February 5, 2009, we filed a Form 15c2-11 with FINRA.  We received approval of our filing on August 10, 2009, and received our OTCBB ticker symbol of DRSX.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These Section 16 reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16 forms they file.

Only our two members of the Board of Directors, Daniel Mendes and George Guimont, own more than ten percent of our registered equity securities. Although we have not, to date, filed Form 3 or Form 4 for these persons, we are in the process of filing these forms.

Code of Conduct

We have adopted a code of conduct that describes the ethical and legal responsibilities of all of our employees and, to the extent applicable, the members of our board of directors. This code includes, but is not limited to, the requirements of the Sarbanes-Oxley Act of 2002 pertaining to codes of ethics for chief executives and senior financial and accounting officers. Our board of directors has reviewed and approved this code of conduct. Our employees agree in writing to comply with the code at commencement of employment and periodically thereafter. Our employees are encouraged to report suspected violations of the code through various means, and they may do so anonymously. If we make substantive amendments to the code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11.  Executive Summary and Compensation

Information Regarding the Directors of DRS Inc.

    Our bylaws provide that our board of directors shall consist of at least two members and will be determined by resolution of our board of directors. The number of members of our board of directors is currently two.

    The following table lists our directors and provides their respective ages and titles as of June 30, 2009.

Name	Age	Title	Director Since
Daniel Mendes (1)	50	President, Director, Principal Executive Officer, Controller	2007
George Guimont (2)	59	Secretary/Treasurer, Director, Principal Financial Officer	2007

(1)
From inception of DRS Inc., on November 17, 2006, Daniel Guimont was President and Daniel Mendes was Secretary/Treasurer. On August 1, 2007, Daniel Guimont resigned as President and Daniel Mendes stepped in as President.

(2)	On August 1, 2007, George Guimont became Secretary/Treasurer.

  Both Mr. Mendes and Mr. George Guimont each currently own and operate separate drywall companies and spend at least 40 hours each week at their respective companies.

Daniel Mendes:   Mr. Mendes oversees the physical operation and marketing of DRS Inc. as well as the daily business operation of DRS Inc. Mr. Mendes graduated from Santa Clara University, Santa Clara, California in 1981 with a BSC in Finance. Mr. Mendes' experience in management, transportation, and drywall are all assets that will be drawn upon in his role as President of DRS Inc., which works primarily with drywall companies, and manages a fleet of equipment used to pick up and transport materials.

In addition to running the day to day business of DRS Inc., Mr. Mendes is also the Vice President and Owner of Redhawk Construction Inc. In this position since 1996, Mr. Mendes manages all phases of operation including financials and growth development. Mr. Mendes brought this company from approximately $250,000 in annual revenue to over $1,000,000 in 4 years and over 2,000,000 in 8 years.

George Guimont: Mr. Guimont has been with DRS Inc. since its inception and brings with him many years of experience in the drywall industry.  Mr. Guimont holds a two-year degree from Pima College in Arizona and completed a two-year union apprentice program, working as a journeyman drywaller until he started his own company.

Mr. Guimont assists in the daily business of DRS Inc. in addition to running the company he began in 1987.  As Owner and President of Living Home Construction in Seattle, Washington, his company performs drywall installation, taping and mudding and specializes in custom homes and tenant improvement remodeling for commercial space.

Additionally, Mr. Guimont spent four years in the Air Force and was part of a missile launch control team for our Titan II missile system.

Salaries to our executives are set forth in the table below:

Name & Principal Position	Year	Salary	Other Compensation
Daniel Mendes President/Director	2009	$0.00	$0.00
George Guimont Secretary/Treasurer Director	2009	$0.00	$0.00

Neither Mr. Mendes nor Mr. Guimont are currently taking salaries or other compensation from DRS Inc.  They are committed to building and expanding the company and have elected to not take salaries for the time being.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 20, 2009 by:

∙	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

∙	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is 5906-B 238th Street SE ∙ Woodinville, Washington 98072.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Daniel Mendes	7,000,000	28%
George Guimont	7,000,000	28%
Terry Wong (1)	1,066,664	4.3% (3)
Karen Okazaki Wong (2)	1,333,332	5.3% (3)

(1) Mr. Terry Wong, personally and through his trust, purchased for cash, 266,666 shares of our Common Stock during our private placement. Additionally, Mr. Wong has Options to purchase 799,998 shares of our Common Stock, making him a beneficial owner of more than 4.3% of our Common Stock, and under Item 403 under Regulation S-K of the Securities and Exchange Act, retains voting power associated with more than 5% of our Common Stock (together with his wife). Mr. Wong and his wife have been family friends of Mr. Mendes for over ten years.

(2) Ms. Karen Okazaki Wong purchased, for cash, 333,333 shares of our Common Stock during our private placement. Additionally, Ms. Wong has Options to purchase 999,999 shares of our Common Stock, making her a beneficial owner of more than 5% of our Common Stock and thus, under Item 403 under Regulation S-K of the Securities and Exchange Act, retains voting power associated with more than 5% of our Common Stock. Ms. Wong and her husband have been family friends of Mr. Mendes for over ten years.

(3) Together, Mr. Terry Wong, Ms. Karen Okazaki Wong and the Wong Family Trust retain voting power associated with 9.6% of our Common Stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence

During fiscal years 2009 and 2008, sales revenues of $291,999 and $267,610, respectively were generated from client companies owned by the Company’s management and other shareholders.  Accounts receivables from related parties at June 30, 2009 and June 30, 2008 were $6,678 and $8,108, respectively.

The Company has entered into equipment rental agreements with the secretary and treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing. For the fiscal years 2008 and 2007, the Company paid $340,960 and $297,830, respectively to this related party for the equipment’s rental.

During fiscal year 2009, the Company issued notes payable to a shareholder and received proceeds of $115,000.  The loan is secured by the receivables of the Company and matures from May 2010 to July 2010.  Although there was no stated interest on these notes, the Company imputed an interest rate of 10.67% and recorded interest expense of $1,041 in the statement of operations for fiscal year 2009.

Item 14.  Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Donahue Associates L.L.C. for services provided during our 2009 and 2008 fiscal years.

	2009	2008
Audit Fees	$7,100	$6,500
Audit Related Fees	3,000	3,000
Tax Fees	1,000	1,000

Total	$11,100	$10,500

Audit Fees.    The fees identified under this caption were for professional services rendered by Donahue Associates L.L.C. for fiscal years 2009 and 2008 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.    The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” Audit-related fees consisted primarily of fees paid for Securities and Exchange Commission reporting matters and consents related to our uniform franchise offering circulars.

Tax Fees.    Tax fees consist principally of assistance related to tax compliance and reporting.

Approval Policy.    Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2009 and 2008 were pre-approved by Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

Financial Statements and Schedules.

The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and is accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS Inc.

September 30, 2009	By:	/s/ Daniel Mendes
Daniel Mendes
Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Guimont	Secretary/Treasurer, Director	September 30, 2009
George Guimont

/s/Daniel Mendes	President / Director	September 30, 2009
Daniel Mendes

FINANCIAL STATEMENTS INDEX

Management’s Report on Internal Control Over Financial Reporting	F-2
Independent Auditor’s Report	F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Cash Flows	F-6
Statement of Changes in Shareholder’s Equity	F-7
Notes to the Financial Statements	F-8
Management’s Discussion and Analysis and Plan of Operation	F-18

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

DRS Inc.
Audited Financial Statements
For the Years Ended June 30, 2009 and June 30, 2008

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of June 30, 2009, the Company's internal control over financial reporting is effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Daniel Mendes
Daniel Mendes- President

 DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ.    07750
Phone: (732) 229-7723

Independent Auditor’s Report

The Shareholders,
DRS Inc.

We have audited the accompanying balance sheets of DRS Inc. as of June 30, 2009 and June 30, 2008 and the related statements of operations and changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of DRS Inc. as of June 30, 2009 and June 30, 2008 and the related statements of operations and changes in shareholders’ equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Monmouth Beach, New Jersey
September 20, 2009

DRS Inc.
Balance Sheets
As of June 30, 2009 and June 30, 2008
ASSETS	2009	2008

Current assets:
Cash & short term deposits	$18,481	$50,525
Accounts receivable (net of allowance for bad debt)	329,037	314,944
Prepaid expenses	24,708	0
Total current assets	$372,226	$365,469

Other assets:
Fixed assets- net	645,330	289,191
Security deposits- related party	262,769	254,191

Total assets	$1,280,325	$908,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$465,888	$116,430
Capital lease payable- short term	153,963	76,123
Total current liabilities	$619,851	$192,553

Capital lease payable- long term	397,120	174,658
Notes payable	300,000	150,000
Loan payable- shareholder	116,041	0

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 15,868,268 shares at 6/30/08 and
15,903,718 at 6/30/09	$15,903	$15,868
Additional paid in capital	11,458,893	11,423,478
Retained deficit	(11,627,483)	(11,047,706)
Total shareholders' equity	(152,687)	391,640

Total Liabilities & Shareholders' Equity	$1,280,325	$908,851

See the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Years Ended June 30, 2009 and June 30, 2008
	2009	2008

Revenues:
Net revenues	$3,497,655	$3,100,164
Cost of revenues	(2,971,082)	(2,739,447)
Net revenues	$526,573	$360,717

General and administrative expenses:
General administration	$1,055,604	$668,257
Total general & administrative expenses	1,055,604	668,257

Net loss from operations	$(529,031)	$(307,540)

Other revenues (expenses):
Loss on asset disposal	(703)	0
Interest income	1,326	5,895
Interest expense	(51,369)	(31,633)

Net loss before provision for income taxes	$(579,777)	$(333,278)

Provision for income taxes	0	0

Net loss	$(579,777)	$(333,278)

Loss per common share:
Basic & fully diluted	$(0.04)	$(0.02)

Weighted average of common shares:
Basic & fully diluted	15,876,410	15,821,108

See the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Years Ended June 30, 2009 and June 30, 2008

	2009	2008
Operating Activities:
Net loss	$(579,777)	$(333,278)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	126,012	69,851
Bad debt expense	123,571	25,930
Consulting expense	0	15,000
Interest expense	1,041	2,096
Loss on asset disposal	703	0
Changes in other operating assets and liabilities :
Accounts receivable	(137,664)	(19,076)
Prepaid expense	(24,708)	0
Accounts payable	349,458	(59,815)
Net cash used by operations	$(141,364)	$(299,292)

Investing Activities:
Security deposits	$(8,578)	$(14,510)
Purchase of equipment	(80,098)	(27,977)
Net cash used by investing activities	(88,676)	(42,487)

Financing Activities:
Issuance of common stock	$35,450	$90,000
Proceeds from notes payable	150,000	150,000
Loans from shareholder	115,000	0
Payment of capital lease	(102,454)	(59,684)
Net cash provided by financing activities	197,996	180,316

Net increase (decrease) in cash during the period	$(32,044)	$(161,463)

Cash balance at July 1st	50,525	211,988

Cash balance at June 30th	$18,481	$50,525

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$50,328	$29,537
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Equity
For the Years Ended June 30, 2009 and June 30, 2008
						Issue
	Common	Common	Paid in	Accumulated		Price Per
	Shares	Par Value	Capital	Deficit	Total	Share

Balance at June 30, 2007	15,734,934	$15,735	$11,318,610	$(10,714,428)	$619,917

Issued shares for services	20,000	20	14,981		15,001	$0.75

Issuance of common stock	113,334	113	89,887		90,000	$0.79

Net loss for the fiscal year				(333,278)	(333,278)

Balance at June 30, 2008	15,868,268	15,868	11,423,478	(11,047,706)	391,640

Issuance of common stock	35,450	35	35,415		35,450	$1.00

Net loss for the fiscal year				(579,777)	(579,777)

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)

See the notes to the financial statements.

DRS Inc.
Notes to the Financial Statements
For the Years Ended June 30, 2009 and June 30, 2008

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

Office equipment	3 years
Vehicles	5 years
Equipment	3 Years
Furniture & fixtures	5 Years

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

Bad Debt Expense- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors.  These factors include economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience. The Company’s reserve for bad debt is $166,792 at June 30, 2009 and $61,634 at June 30, 2008.

Recent accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 will not have a material affect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material affect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will not have a material affect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008. The adoption of SFAS 161 will not have a material affect on the Company’s consolidated financial statements.

2. Fair values of Financial Instruments

Cash, accounts receivable, prepaid expenses, security deposits, accounts payable and accrued expenses, capital leases payable, notes payable, and loan payable- shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2009 and June 30, 2008.

3.  Net Loss per Share

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

Net loss per common share has been computed as follows:

	2009	2008

Net loss	$(579,777)	$(333,278)

Total common shares outstanding	15,903,718	15,868,268

Weighted average of shares outstanding	15,876,410	15,821,108

Loss per common share:
Basic & fully diluted	$(0.04)	$(0.02)

4. Concentration of Credit Risks

The Company’s president and secretary have provided personal guarantees on some of the leased vehicles discussed in Note 9. A withdrawal of this support may have a material adverse effect on the Company’s ability to lease equipment.

5.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	2009	2008

Net loss before provision for income taxes	$(579,777)	$(333,278)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(409,634)	(250,162)
Allowance for recoverability	409,634	250,162
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$409,634	$250,162
Allowance for recoverability	(409,634)	(250,162)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

6. Issuance of Common Stock and Options

In February 2007, the Company began an offering of 1,500,000 shares of its common stock through an offering as defined by Rule 501 of Regulation D of the Securities Exchange Act.  The offering price per share was $0.75.  The offering also includes common stock options to be issued to purchasers of common stock in excess of 6,667 shares at exercise prices and maturity dates depending upon the amount of shares purchased.  Please see the table below for a detail of exercise prices and maturity dates.

At the time of the issuance of the options, the Company applied an option pricing model to determine the fair value of the options issued using the following assumptions, the dividend yield is 0%, volatility is 40%, and a risk-free interest rate of 5.50%. The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

In fiscal year 2008, the Company issued 113,334 shares of common stock and 166,668 common stock options and received proceeds of $90,000.  Additionally, the Company issued 20,000 shares of its common stock to a consultant for services rendered and recorded a consulting expense of $15,001 in the statement of operations for fiscal year 2008.

During fiscal year 2009, the Company issued 34,450 shares of common stock and received proceeds of $34,450.  No options were issued during fiscal year 2009.

There is no formal stock option plan for employees.

A list of options outstanding at June 30, 2009 is as follows:

			Estimated
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2007	3,194,932	$0.41	4.24

Issued	166,668
Expired	0
Exercised	0

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at June 30, 2009	3,361,600	$0.41	2.56

Options	Exercise	Maturity
Issued	Price	Date

103,936	$0.75	5-Feb-10
1,224,332	$0.50	5-Feb-11
1,033,333	$0.35	5-Feb-12
899,999	$0.25	4-Feb-13
100,000	$1.00	4-Feb-16

3,361,600

7. General Administrative Expenses

A detail of general administrative expenses in the statement of operations at June 30, 2009 and June 30, 2008 is as follows:

	2009	2008

Salaries & benefits	$227,855	$109,500
Automobile expense	7,710	9,402
Bad debt expense	123,571	25,930
Bank fees	3,420	777
Depreciation- office equipment	2,967	1,296
Insurance	63,730	55,319
Licenses	9,092	6,463
Management consulting	181,162	176,014
Marketing	41,844	5,933
Meals	4,814	6,688
Administration	95,228	45,082
Professionals & consulting fees	47,473	74,924
Rent expense	190,771	106,587
Taxes	12,403	14,910
Telephone	43,564	29,432

Total	$1,055,604	$668,257

8.  Fixed Assets- Net

The following table is a summary of fixed assets at June 30, 2009 and June 30, 2008:

	2009	2008

Vehicles	$546,650	$345,750
Equipment	277,380	24,966
Office equipment	6,532	3,881
Furniture & fixtures	15,035	0
Accumulated depreciation	(200,267)	(85,406)

Fixed assets- net	$645,330	$289,191

Assets lease under capital lease agreements, more fully discussed in Note 9, are $736,652 with accumulated depreciation of $177,411 at June 30, 2009.  Depreciation expense on these leased assets for fiscal years 2009 and 2008 is $98,073 and $61,434, respectively.

9. Commitments and Contingencies

The Company is committed to various non-cancelable operating leases for office, vehicle parking space, and recycling facilities in Washington State.  Future minimum lease payments required under these leases is as follows:

2010	$205,841
2011	221,035
2012	206,614
2013	209,837
2014	94,504

Total	$937,831

Rent expense for fiscal years 2009 and 2008 is $190,771 and $106,587, respectively.

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2010	$198,067
2011	181,086
2012	92,820
2013	86,361
2014	68,201
2015	29,421

Total minimum lease payments	$655,957

Less amounts representing interest	(104,874)

Present value of net minimum lease payments	$551,083

10.  Litigation

The Company is a defendant in various lawsuits initiated against it as a result of the ordinary course of its business.  At the date of this report, management cannot predict the likelihood of an unfavorable of these lawsuits nor can management estimate a probable range of loss, if any, upon the resolution of these matters.  However, in the opinion of management, the eventual disposition of these lawsuits will not have a material effect on the Company’s financial position.

11. Related Party Transactions

During fiscal years 2009 and 2008, sales revenues of $291,999 and $267,610, respectively were generated from client companies owned by the Company’s management and other shareholders.  Accounts receivables from related parties at June 30, 2009 and June 30, 2008 were $6,678 and $8,108, respectively.

The Company has entered into equipment rental agreements with the secretary and treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing. For the fiscal years 2008 and 2007, the Company paid $340,960 and $297,830, respectively to this related party for the equipment’s rental.

During fiscal year 2009, the Company issued notes payable to a shareholder and received proceeds of $115,000.  The loan is secured by the receivables of the Company and matures from May 2010 to July 2010.  Although there was no stated interest on these notes, the Company imputed an interest rate of 10.67% and recorded interest expense of $1,041 in the statement of operations for fiscal year 2009.

11. Non Cash Transactions

During fiscal years 2009 and 2008, the Company acquired $435,652 and $76,750, respectively, various equipment through capital leases which are more fully discussed in Note 9.  The transactions have been excluded from the statement of cash flows for the fiscal years 2009 and 2008 since the transactions did not involve the exchange of cash.

12. Debt and Credit Line

In October 2008, the Company issued a note payable to a creditor and received proceeds of $200,000.  The loan is secured by the receivables of the Company and matures in December 2009 at an interest rate of 10%.

In January 2009, the Company issued a note payable to a creditor and received proceeds of $100,000.  The loan is secured by the receivables of the Company and matures in February 2010 at an interest rate of 12%.

The Company has a $10,000 line of credit from a bank at a fluctuating interest rate based on the prime interest rate.  The Company did not use the credit line in fiscal year 2008.

13. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and continues to rely on financing and the issuance of shares to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

Management planes to raise capital through an offering of its common stock.  The Company will use the proceeds of this offering to purchase the leased equipment discussed in Note 9.  Management estimates the purchase will save the Company approximately $475,000 in depreciation expense, leased trucks expense, and interest expense.

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

Results of Operations

For the Fiscal Years Ended June 30, 2009 and June 30, 2008

Gross sales from drywall removal and other hauling were $3,497,655 and $3,100,164 for the twelve months ended June 30, 2009 and June 30, 2008, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin as a percent of sales was about 15% and 12% respectively for the twelve months period.  The gross margin percent increased for 2009 mainly as a result of lower fuel costs.

Administrative costs for the twelve months ended June 30, 2009 and June 30, 2008 are as follows:

	2009	2008

Salaries & benefits	$227,855	$109,500
Automobile expense	7,710	9,402
Bad debt expense	123,571	25,930
Bank fees	3,420	777
Depreciation- office equipment	2,967	1,296
Insurance	63,730	55,319
Licenses	9,092	6,463
Management consulting	181,162	176,014
Marketing	41,844	5,933
Meals	4,814	6,688
Administration	95,228	45,082
Professionals & consulting fees	47,473	74,924
Rent expense	190,771	106,587
Taxes	12,403	14,910
Telephone	43,564	29,432

Total	$1,055,604	$668,257

Although salaries and wages increased over the current fiscal period in support of additional sales focus and growth prior to the industry cutbacks, salaries in general have been reduced severely in the 4th quarter of this fiscal year to match current sales levels, including management level positions.

Bad Debts increased from $25,930 to $123,571 over the prior twelve month period as a result of industry cutbacks, company failures and closures and overall cash flow shortages.  DRS will continue to negotiate with debtors and has ongoing collection efforts and management believes the coming fiscal year will be more consistent with past collection rates.

Marketing costs increased from $5,933 in the prior twelve month period to $41,844 for current twelve month period due to increase in stock offerings and general business growth focus.

Administration increased from $45,082 in prior twelve month period to $95,288 for current twelve month period as a result of increases in facility costs, which have been reduced to match current sales levels.

Professionals and consulting fees decreased from $74,924 in prior twelve month period to $47,473 for current twelve month period as a result of the company not incurring additional public offering costs and management cutback of some consulting services. The Company achieved its goal of becoming a publicly traded company in February 2009.

Rent expense increase from $106,587 in prior twelve month period to $190,771 for current twelve month period as a result of additional expense for the Ridgefield facility and new offices.

In May of 2009, the company entered into an operating agreement with Drywall Recycling Services, Inc., a Wyoming corporation, to operate our Ridgefield facility. This will reduce monthly rent expense, saving $5,924 per month, eliminate employees, power and other expenses to operate the facility, reduce sales staff overhead by one employee, and help conserve cash during the off season. DRS will receive 2% of all product sales generated through the operation of the facility, but has eliminated the financial burden to operate the facility.

To further lower its’ overhead, the company vacated its’ main offices in April of 2009 which will reduce rent expense by $4,100 per month plus CAM charges and also vacated the yard space it was using to eliminate this rent of $2,000 per month. The company then moved to a new yard that has a smaller office to run its’ operations that will have a monthly rent expense of $3,425 per month that will accommodate both yard and office needs.

As a result, our net loss from operations for twelve months ended June 30, 2009 and June 30, 2008 was $529,031 and $307,540.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $579,777 in twelve months of 2009, or about $0.04 per share compared to $333,278 in twelve months of 2008, or about $0.02 per share.

Liquidity & Capital Resources

Cash on hand at June 30, 2009 was $18,481 compared to $50,525 at June 30, 2008.  We used $141,364 for operations in the twelve months of 2009 compared to $299,292 in the twelve months of 2008.  We used $88,676 to purchase additional equipment and deposits on our new vehicles as of June 30, 2009 compared to $42,487 at June 30, 2008.  In fiscal year 2009, we raised $150,000 by issuing an unsecured note to individuals unrelated to the Company.  In addition we received $35,450 by issuing 34,450 shares of our common stock.  In fiscal year 2008, we raised $90,000 by issuing 113,334 shares of common stock and 166,668 options.  In fiscal years 2009 and 2008, we used $102,454 and $59,684 to pay down the capital leases on our vehicles and other equipment.

Total assets at June 30, 2009 and June 30, 2008 were $1,280,325 and $908,851, respectively.  Our working capital at June 30, 2009 was a deficit of $247,625 as compared to $172,916 at June 30, 2008.

Accounts receivable collection has been affected by tightening industry cash flows and current market slowdowns which have prevented further expansion until additional capital can be raised.

Without additional funding management believes that additional operational reductions will be required.

Management does not foresee any additional capital expenditures in the next quarter.  DRS Inc. will continue to promote the company through the public venue.

New Developments

In August 2009 DRS Inc. received it ticker symbol from FNRA. It will be trading on the OTCBB exchange under the symbol DRSX and can be located on the exchanges website.

The company has now applied to have its’ stock DTC certified so that shares can be traded electronically.