Form 10-Q
period 2009-09-30
DRS Inc.
filed 2009-11-13
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number:

DRS Inc.
(Name of small business issuer in its charter)

Nevada	20-5914452
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

5906-B 238th Street, SE ∙ Woodinville, Washington  98072
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

          As of September 30, 2009, the Company had 15,921,718 shares of common stock issued and outstanding.

FORM 10-Q – DRS INC.
INDEX

Page
Part I. Financial Statements

Item 1. Financial Statements	F-1

Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009 (Audited)	F-1

Statements of Operations for the Quarters ended September 30, 2009 (unaudited)	F-2
and September 30, 2008 (Unaudited)

Statements of Cash Flows for the Quarters ended September 30, 2009 (unaudited)	F-3
and September 30, 2008 (Unaudited)

Statement of Changes in Shareholder’s Equity for the Quarters ended September 30,	F-4
2009 (unaudited) and September 30, 2008 (Unaudited)

Notes to the Financial Statements for the Quarters ended September 30, 2009	F-5
(unaudited) and September 30, 2008 (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Result	5
of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T. Controls and Procedures	8

Part II – Other Information

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	9

Exhibit Index	10

DRS Inc.
Balance Sheets
As of September 30, 2009 and June 30, 2009

	Unaudited
ASSETS	30-Sep-09	30-Jun-09

Current assets:
Cash & short term deposits	$945	$18,481
Accounts receivable (net of allowance for bad debt)	167,900	329,037
Prepaid expenses	17,975	24,708
Total current assets	$186,820	$372,226

Other assets:
Fixed assets- net	604,416	645,330
Security deposits- related party	262,769	262,769

Total assets	$1,054,005	$1,280,325

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$434,871	$465,888
Capital lease payable- short term	156,836	153,963
Total current liabilities	$591,707	$619,851

Capital lease payable- long term	358,254	397,120
Notes payable	300,000	300,000
Loan payable- shareholder	147,489	116,041

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 15,903,718 shares at 6/30/09 and
15,921,718 at 9/30/09	$15,921	$15,903
Additional paid in capital	11,476,875	11,458,893
Retained deficit	(11,836,241)	(11,627,483)
Total shareholders' equity	(343,445)	(152,687)

Total Liabilities & Shareholders' Equity	$1,054,005	$1,280,325

See the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Quarters Ended September 30, 2009 and September 30, 2008

	Unaudited	Unaudited
	30-Sep-09	30-Sep-08

Revenues:
Net revenues	$567,083	$798,390
Cost of revenues	(508,835)	(711,672)
Net revenues	$58,248	$86,718

General and administrative expenses:
General administration	$244,630	$153,378
Total general & administrative expenses	244,630	153,378

Net loss from operations	$(186,382)	$(66,660)

Other revenues (expenses):
Interest income	0	583
Interest expense	(22,376)	(15,081)

Net loss before provision for income taxes	$(208,758)	$(81,158)

Provision for income taxes	0	0

Net loss	$(208,758)	$(81,158)

Loss per common share:
Basic & fully diluted	$(0.01)	$(0.01)

Weighted average of common shares:
Basic & fully diluted	15,912,817	15,868,268

See the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Quarters Ended September 30, 2009 and September 30, 2008

	Unaudited	Unaudited
	30-Sep-09	30-Sep-08
Operating Activities:
Net loss	$(208,758)	$(81,158)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	52,682	21,180
Bad debt expense	15,063	18,413
Interest expense	3,448	3,781
Changes in other operating assets and liabilities :
Accounts receivable	146,074	20,243
Prepaid expense	6,733	0
Accounts payable	(31,017)	44,439
Net cash used by operations	$(15,775)	$26,898

Investing Activities:
Security deposits	$0	$(4,550)
Purchase of equipment	(11,768)	(12,453)
Net cash used by investing activities	(11,768)	(17,003)

Financing Activities:
Issuance of common stock	$18,000	$0
Loans from shareholder	28,000	0
Payment of capital lease	(35,993)	(18,201)
Net cash provided by financing activities	10,007	(18,201)

Net increase (decrease) in cash during the period	$(17,536)	$(8,306)

Cash balance at July 1st	18,481	50,525

Cash balance at September 30th	$945	$42,219

Supplemental disclosures of cash flow information:
Interest paid during the period	$18,928	$11,300
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Equity
For the Quarters Ended September 30, 2009 and September 30, 2008
(Unaudited)

						Issue
	Common	Common	Paid in	Accumulated		Price Per
	Shares	Par Value	Capital	Deficit	Total	Share

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)

Issuance of common stock	18,000	18	17,982		18,000	$1.00

Net loss for the period				(208,758)	(208,758)

Balance at September 30, 2009	15,921,718	$15,921	$11,476,875	$(11,836,241)	$(343,445)

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at June 30, 2008	15,868,268	$15,868	$11,423,478	$(11,047,706)	$391,640

Net loss for the period- unaudited				(81,158)	(81,158)

Balance at September 30, 2008	15,868,268	$15,868	$11,423,478	$(11,128,864)	$310,482

See the notes to the financial statements.

DRS Inc.
Notes to the Financial Statements
For the Quarters Ended September 30, 2009 and September 30, 2008

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

Net loss per common share has been computed as follows:

	30-Sep-09	30-Sep-08

Net loss	$(208,758)	$(81,158)

Total common shares outstanding	15,921,718	15,868,268

Weighted average of shares outstanding	15,912,817	15,868,268

Loss per common share:
Basic & fully diluted	$(0.01)	$(0.01)

3.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	30-Sep-09	30-Sep-08

Net loss before provision for income taxes	$(208,758)	$(81,158)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(379,646)	(144,904)
Allowance for recoverability	379,646	144,904
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$379,646	$144,904
Allowance for recoverability	(379,646)	(144,904)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2028 and 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

4. Common Stock Options Outstanding

A list of options outstanding at September 30, 2009 is as follows:
			Estimated
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at June 30, 2009	3,361,600	$0.41	2.56

Issued	0
Expired	0
Exercised	0

Outstanding at September 30, 2009	3,361,600	$0.41	2.31

5. General Administrative Expenses

A detail of general administrative expenses in the statement of operations at September 30, 2009 and September 30, 2008 is as follows:

	30-Sep-09	30-Sep-08

Salaries & benefits	$107,119	$0
Automobile expense	0	2,352
Bad debt expense	15,063	18,413
Bank fees	2,046	426
Depreciation- office equipment	550	326
Insurance	19,308	15,559
Licenses	293	802
Management consulting	15,000	39,000
Marketing	3,249	189
Meals	78	484
Administration	5,048	19,380
Professionals & consulting fees	43,475	9,817
Rent expense	21,511	35,266
Taxes	3,012	4,058
Telephone	8,878	7,306

Total	$244,630	$153,378

6.  Fixed Assets- Net

The following table is a summary of fixed assets:

	30-Sep-09	30-Jun-09

Vehicles	$546,650	$546,650
Equipment	289,148	277,380
Office equipment	6,532	6,532
Furniture & fixtures	15,035	15,035
Accumulated depreciation	(252,949)	(200,267)

Fixed assets- net	$604,416	$645,330

Assets lease under capital lease agreements are $736,652 with accumulated depreciation of $221,775 at September 30, 2009.  Depreciation expense on these leased assets for the quarters ended September 30, 2009 and September 30, 2008 is $50,109 and $17,420, respectively.

7. Commitments and Contingencies

The Company is committed to various non-cancelable operating leases for office, vehicle parking space, and recycling facilities in Washington State.  Future minimum lease payments required under these leases is as follows:

2010	$205,841
2011	221,035
2012	206,614
2013	209,837
2014	94,504

Total	$937,831

Rent expense for quarters ended September 30, 2009 and September 30, 2008 is $21,511 and $35,266, respectively.

The Company has entered into various capital lease agreements for the vehicle equipment.

Future minimum lease payments required under these leases is as follows:

2010	$197,004
2011	159,613
2012	89,091
2013	82,773
2014	58,427
2015	20,595

Total minimum lease payments	$607,503

Less amounts representing interest	(92,414)

Present value of net minimum lease payments	$515,090

8.  Litigation

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

9. Related Party Transactions

During quarter ended September 30, 2009, sales revenues of $61,567 were generated from companies owned by the Company’s management and other shareholders.  Accounts receivables from related parties at September 30, 2009 were $12,792.

The Company has entered into equipment rental agreements with the secretary and treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing.

During fiscal year 2009 and for the quarter ended September 30, 2009, the Company issued notes payable to a shareholder and received proceeds of $115,000 and $28,000, respectively.  The loans are secured by the receivables of the Company and mature from May 2010 to July 2010.  Although there was no stated interest on these notes, the Company imputed an interest rate of 10.67% and recorded interest expense in the statement of operations.

10. Debt and Credit Line

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

The Company has a $10,000 line of credit from a bank at a fluctuating interest rate based on the prime interest rate.  The balance on the credit line at September 30, 2009 is $3,200.

11. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and continues to rely on financing and the issuance of shares to raise capital to fund its business operations.

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

The Company was incorporated in November 2006 and is currently focused on drywall and other waste removal from construction sites for disposal and recycling in the Northwest United States. The Company recycles the gypsum and other products from the drywall for sale to farmers in Washington State as fertilizer.  However, the revenues received from these sales were not material in fiscal years 2008 and 2007 to warrant discussion.  In fiscal year ended June 30, 2009, however, product sales were approximately five percent (5%) of gross revenue.

Results of Operations

For the Quarter Ended September 30, 2009 and September 30, 2008

Although the Company was incorporated in November 2006, operations began in February 2007.  The Company currently leases twenty nine vehicles and pieces of equipment and currently employs around 50 line and supervisory workers whose task is to remove drywall debris and other waste from various construction sites in the state of Washington, and install and finish drywall in residential and commercial projects.

Gross sales from drywall removal, drywall services, and other hauling were $567,083 and $798,390 for the quarters ended September 30, 2009 and September 30, 2008, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, the square footage of drywall installed, and transportation distances.

Gross margin on sales was $58,248 and $86,718, respectively for the quarters.

Administrative costs for the quarters ended September 30, 2009 and September 30, 2008 are as follows:

	30-Sep-09	30-Sep-08

Salaries & benefits	$107,119	$0
Automobile expense	0	2,352
Bad debt expense	15,063	18,413
Bank fees	2,046	426
Depreciation- office equipment	550	326
Insurance	19,308	15,559
Licenses	293	802
Management consulting	15,000	39,000
Marketing	3,249	189
Meals	78	484
Administration	5,048	19,380
Professionals & consulting fees	43,475	9,817
Rent expense	21,511	35,266
Taxes	3,012	4,058
Telephone	8,878	7,306

Total	$244,630	$153,378

Salaries increased $107,119 over the prior year’s quarter due to a reclassification of sales salaries that were previously included in the direct costs and reflected through gross margin.

There were no salaries for the president and office help for quarter ending September 30, 2009.  The company does not see any change in this for the next quarter.

Automobile expenses have been reduced in the current quarter as part of managements cost cutting measures.

Management Consulting decreased $24,000 over the prior year’s quarter as part of managements cost cutting measures.

Marketing increased slightly over the prior year’s quarter as a result of increasing awareness of the company’s public offering.

Administration costs decreased dramatically, $14,322 over the prior year’s quarter due to managements cost cutting measures.

Professionals & Consulting increased $33,658 over the prior year’s quarter due to the costs of the annual audit and increased costs of continued public offering efforts.

Rent expense decreased $13,755 over the prior year's quarter of as a result of signing an operating agreement with Drywall Recycling Services Inc. a Wyoming corporation to run the Ridgefield facility.

As a result, our net loss from operations for quarters ended September 30, 2009 and September 30, 2008 was $186,382 and $66,660. After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $208,758 in the first quarter of 2009, or about  .01 per share compared to $81,158 in first quarter of 2008, or about  .01 per share.

Liquidity & Capital Resources

Cash on hand at September 30, 2009 was $945 compared to $42,219 at September 30, 2009.  We used $17,536 for operations quarter ending September 30, 2009 compared to $8,306 for quarter ending September 30, 2008.

Total assets at September 30, 2009 and June 30, 2009 were $1,054,005 and $1,280,325, respectively.  Our working capital at September 30, 2009 was ($404,887) as compared to ($247,625) at June 30, 2009.  The decrease in working capital is a result of decreased accounts receivable and aging in accounts payable.

In the first quarter of 2010, our operating loss was $208,758, bringing our shareholder equity at September 30, 2009 to ($343,445).

Projecting forward for the quarter ending December 31, 2009, the Company expects to continue to reduce costs and maximize cash flow as efforts continue to raise capital through sales of stock.

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

Dated: November 11, 2009
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