Form 10-Q
period 2009-12-31
DRS Inc.
filed 2010-02-11
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009

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

          As of December 31, 2009, the Company had 15,921,718 shares of common stock issued and outstanding.

FORM 10-Q – DRS INC.
INDEX

Page
Part I. Financial Statements

Item 1. Financial Statements	4

Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009 (Audited)	4

Statements of Operations for the Six Months and Quarters ended December 31, 2009
(Unaudited) and December 31, 2008 (Unaudited)	5

Statements of Cash Flows for the Six Months ended December 31, 2009 (Unaudited)
and December 31, 2008 (Unaudited)	6

Statement of Changes in Shareholder’s Equity for the Six Months ended December 31,
2009 (Unaudited) and December 31, 2008 (Unaudited)	7

Notes to the Financial Statements for the Six Months ended December 31, 2009
(Unaudited) and December 31, 2008 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Result
of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

Part II – Other Information

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	20

Exhibit Index	21

DRS Inc.
Balance Sheets
As of December 31, 2009 and June 30, 2009

	Unaudited	Audited
ASSETS	31-Dec-09	30-Jun-09

Current assets:
Cash & short term deposits	$21,173	$18,481
Accounts receivable (net of allowance for bad debt)	201,379	329,037
Prepaid expenses	17,975	24,708
Total current assets	$240,527	$372,226

Other assets:
Fixed assets- net	564,132	645,330
Security deposits- related party	262,770	262,769

	$1,067,429	$1,280,325

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$477,508	$465,888
Capital lease payable- short term	157,628	153,963
	$635,136	$619,851

Capital lease payable- long term	318,415	397,120
Notes payable	300,000	300,000
Loan payable- shareholder	216,930	116,041

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 15,903,718 shares at 6/30/09 and 15,921,718 at 12/31/09
	$15,921	$15,903
Additional paid in capital	11,476,875	11,458,893
Retained deficit	(11,895,848)	(11,627,483)
	(403,052)	(152,687)

	$1,067,429	$1,280,325

See the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Six Months and Quarters Ended December 31, 2009 and December, 2008

	6 Months	6 Months	3 Months	3 Months
	31-Dec-09	31-Dec-08	31-Dec-09	31-Dec-08

Revenues:
Net revenues	$1,040,925	$1,680,952	$473,842	$882,562
Cost of revenues	(948,623)	(1,497,928)	(439,788)	(786,256)
Net revenues	$92,302	$183,024	$34,054	$96,306

General and administrative expenses:
General administration	$314,476	$316,704	$69,846	$163,326
Total general & administrative expenses	314,476	316,704	69,846	163,326

Net loss from operations	$(222,174)	$(133,680)	$(35,792)	$(67,020)

Other revenues (expenses):
Interest income	0	580	0	0
Interest expense	(46,191)	(24,514)	(23,815)	(9,436)

Net loss before provision for income taxes	$(268,365)	$(157,614)	$(59,607)	$(76,456)

Provision for income taxes	0	0	0	0

Net loss	$(268,365)	$(157,614)	$(59,607)	$(76,456)

Loss per common share:
Basic & fully diluted	$(0.02)	$(0.01)	$0.00	$(0.00)

Weighted average of common shares:
Basic & fully diluted	15,917,292	15,868,268	15,921,718	15,868,268

See the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Six Months Ended December 31, 2009 and December 31, 2008

	Unaudited	Unaudited
	31-Dec-09	31-Dec-08
Operating Activities:
Net loss	$(268,365)	$(157,614)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	112,434	43,626
Bad debt expense	0	18,413
Interest expense	3,448	8,438
Changes in other operating assets and liabilities :
Accounts receivable	127,658	(77,018)
Prepaid expense	6,733	0
Accounts payable	11,619	138,885
Net cash used by operations	$(6,473)	$(25,270)

Investing Activities:
Security deposits	$0	$(9,050)
Purchase of equipment	(31,236)	(28,941)
Net cash used by investing activities	(31,236)	(37,991)

Financing Activities:
Issuance of common stock	$18,000	$0
Loans from shareholder	97,441	50,000
Payment of capital lease	(75,040)	(36,943)
Net cash provided by financing activities	40,401	13,057

Net increase (decrease) in cash during the period	$2,692	$(50,204)

Cash balance at July 1st	18,481	50,525

Cash balance at December 30th	$21,173	$321

Supplemental disclosures of cash flow information:
Interest paid during the period	$42,743	$16,076
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Equity
For the Six Months Ended December 31, 2009 and December 31, 2008
(Unaudited)

						Issue
	Common	Common	Paid in	Accumulated		Price Per
	Shares	Par Value	Capital	Deficit	Total	Share

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)

Issuance of common stock	18,000	18	17,982		18,000	$1.00

Net loss for the period				(268,365)	(268,365)

Balance at December 31, 2009	15,921,718	$15,921	$11,476,875	$(11,895,848)	$(403,052)

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at June 30, 2008	15,868,268	$15,868	$11,423,478	$(11,047,706)	$391,640

Net loss for the period				(157,614)	(81,158)

Balance at December 31, 2008	15,868,268	$15,868	$11,423,478	$(11,205,320)	$310,482

See the notes to the financial statements.

DRS Inc.
Notes to the Financial Statements
For the Six Months Ended December 31, 2009 and December 31, 2008

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

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax basis of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

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

Net loss per common share has been computed as follows:

	31-Dec-09	31-Dec-08

Net loss	$(268,365)	$(157,614)

Total common shares outstanding	15,921,718	15,868,268

Weighted average of shares outstanding	15,917,292	15,868,268

Loss per common share:
Basic & fully diluted	$(0.02)	$(0.01)

3.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	31-Dec-09	31-Dec-08

Net loss before provision for income taxes	$(268,365)	$(157,614)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(402,892)	(355,986)
Allowance for recoverability	402,892	355,986
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$402,892	$355,986
Allowance for recoverability	(402,892)	(355,986)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2029 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

4. Common Stock Options Outstanding

A list of options outstanding is as follows:

			Estimated
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at June 30, 2009	3,361,600	$0.41	2.56

Issued	6,000
Expired	0
Exercised	0

Outstanding at December 31, 2009	3,367,600	$0.41	2.06

5. General Administrative Expenses

A detail of general administrative expenses in the statement of operations is as follows:

	31-Dec-09	31-Dec-08

Salaries & benefits	$115,540	$0
Automobile expense	0	4,704
Bad debt expense	0	18,413
Bank fees	3,102	729
Depreciation- office equipment	1,059	718
Insurance	25,775	31,622
Licenses	3,057	5,948
Management consulting	15,000	0
Marketing	3,338	9,201
Meals	213	1,468
Administration	7,935	45,522
Professionals & consulting fees	59,466	102,925
Rent expense	40,905	72,821
Taxes	25,352	7,702
Telephone	13,734	14,931

Total	$314,476	$316,704

6.  Fixed Assets- Net

The following table is a summary of fixed assets:

	31-Dec-09	30-Jun-09

Vehicles	$557,145	$546,650
Equipment	298,121	277,380
Office equipment	6,532	6,532
Furniture & fixtures	15,035	15,035
Accumulated depreciation	(312,701)	(200,267)

Fixed assets- net	$564,132	$645,330

Depreciation expense on leased assets for the periods ended December 31, 2009 and December 31, 2008 is $88,725 and $38,340, respectively.

7. Commitments and Contingencies

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2010	$193,815
2011	134,748
2012	88,753
2013	79,185
2014	48,653
2015	11,768

Total minimum lease payments	$556,923

Less amounts representing interest	(80,881)

Present value of net minimum lease payments	$476,043

8.  Litigation

The Company is a defendant in various lawsuits initiated against it as a result of the ordinary course of its business.  At the date of this report, management cannot predict the likelihood of an unfavorable outcome of these lawsuits nor can management estimate a probable range of loss, if any, upon the resolution of these matters.  However, in the opinion of management, the eventual disposition of these lawsuits will not have a material effect on the Company’s financial position.

9. Related Party Transactions

During six months ended December 31, 2009 and December 31, 2008, sales revenues to related parties were $110,318 and $160,991, respectively. Receivables from related parties were $29,397 and $38,614, respectively.

The Company has entered into equipment rental agreements with the secretary and treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing.

During fiscal year 2009 and the first six months of 2010, the Company issued notes payable to a shareholder and received proceeds of $208,000.  The loans are secured by the receivables of the Company and mature from May 2010 to July 2010.  Although there was no stated interest on these notes, the Company imputed an interest rate of 10.67% and recorded interest expense in the statement of operations.

10. Debt and Credit Line

In October 2008, the Company issued a note payable to a creditor and received proceeds of $200,000.  The loan is secured by the receivables of the Company and matures in December 2009 at an interest rate of 10%.  The note was mutually agreed to by both parties to be extended and be renegotiated during the 3rd quarter.

In January 2009, the Company issued a note payable to a creditor and received proceeds of $100,000.  The loan is secured by the receivables of the Company and matures in February 2010 at an interest rate of 12%.

The Company has a $10,000 line of credit from a bank at a fluctuating interest rate based on the prime interest rate.  The balance on the credit line at December 31, 2009 is $-0-.

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

(This Page Left Intentionally Blank)

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

The Company was incorporated in November 2006 and is currently focused on drywall and other waste removal from construction sites for disposal and recycling in the Northwest United States. The Company recycles the gypsum and other products from the drywall for sale to farmers in Washington State as fertilizer.  However, the revenues received from these sales were not material in fiscal years 2009 and 2008 to warrant discussion.

Results of Operations

For the Six Months Ended December 31, 2009 and December 31, 2008

Gross sales from drywall services, drywall removal and recycling, and other hauling were $1,040,925 and $1,680,952 for the six months ended December 31, 2009, and December 31, 2008, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $92,302 and $183,024, six months ended December 31, 2009 and December 31, 2008, respectively.

Administrative costs for the quarters ended December 31, 2009 and December 31, 2008 are as follows:

	31-Dec-09	31-Dec-08

Salaries & benefits	$115,540	$0
Automobile expense	0	4,704
Bad debt expense	0	18,413
Bank fees	3,102	729
Depreciation- office equipment	1,059	718
Insurance	25,775	31,622
Licenses	3,057	5,948
Management consulting	15,000	0
Marketing	3,338	9,201
Meals	213	1,468
Administration	7,935	45,522
Professionals & consulting fees	59,466	102,925
Rent expense	40,905	72,821
Taxes	25,352	7,702
Telephone	13,734	14,931

Total	$314,476	$316,704

Salaries are $115,540 for the six months ended December 31, 2009 as compared to $0 for the six months ending December 31, 2008 due to reclassification of sales salaries from direct costs to administrative costs in fiscal year 2010.

There were no salaries for the president and office help for six months ending December 31, 2009.  The company does not see any change in this for the next quarter.

Bad Debts were written off in the prior six month period of $18,413.  The Company will examine potential write offs again at June 30, 2010.

Automobile expenses for the current six month period are $0 as compared to $4,704 for the six months ending December 31, 2008 due to the expiration of a lease payment.

Bank fees were increased slightly in the current six month period due to increased use of credit card processing in efforts to provide ease of payment for customers.

Insurance costs decreased from $31,622 in prior six month period to $25,775 for current six month period due to reduction in operations.

Marketing decreased from $9,201 in prior six month period to $3,338 for current six month period as a result of reduced spending.

Administration decreased from $45,522 in prior six month period to $7,935 for current six month period as a result of reduced spending.

Professionals and Consulting decreased from $102,925 in prior six month period to $59,466 for current six month period as a result of the reduction of spending and cost associated with going public.

Rent expense decreased from $72,821 in prior six month period to $40,905 for current six month period as a result of consolidation of the sales and operations office in order to reduce costs.

Taxes increased from $7,702 in the prior six month period to $25,352 in the current six month period as a result of additional retail sales that resulted in higher state business and occupation tax.

As a result, our net loss from operations for six months ended December 31, 2009 and December 31, 2008 was $222,174 and $133,680 respectively.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $268,365 in the first six months of 2009, or about (.02) per share compared to $157,614 in first six months of 2009, or about (.01) per share.

For the Three Months Ended December 31, 2009 and December 31, 2008

Gross sales from drywall removal and other hauling were $473,842 and $882,562 for the three months ended December 31, 2009, and December 31, 2008, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $34,054 and $96,306 respectively for the quarters.

General administrative expenses were 69,846 and $163,326 respectively for the quarters.

As a result, our net loss from operations for quarters ended December 31, 2009 and December 31, 2008 was $35,792 and $67,020.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $59,607 in the second quarter of 2009, or about (0.0) per share compared to $76,456 in second quarter of 2008, or about (0.0) per share.

Liquidity & Capital Resources

Cash on hand at December 31, 2009 was $21,173 compared to $321 at December 31, 2008.  We used $6,493 for operations in the first six months compared to $25,270 in the first six months of the prior year.  We used $31,236 to purchase additional equipment and deposits on our new vehicles as of December 31, 2009 compared to $37,991 at December 31, 2008.  In first second six months of 2009, we raised $97,441 by issuing an unsecured note to a shareholder of the Company.  In the first six months of fiscal 2010, we raised $18,000 by issuing common stock and options.  In six months ended December 31, 2009 and December 31, 2008, we used $75,040 and $36,943, respectively, to pay down the capital leases on our vehicle equipment.

Total assets at December 31, 2009 and June 30, 2009 were $1,067,429 and $1,280,325, respectively.  Our working capital at December 31, 2009 was $(394,609) as compared to $(247,625) at June 30, 2009.

The company's shares started trading on the OTCBB under the ticker symbol DRSX and on December 31, 2009 closed at a price of $.45 per share. The company is encouraged by its entry into the public marketplace and hopes to raise the needed capital by selling the shares that were authorized in its S1 registration statement in order to pay down current financial obligations and then to move forward with its plans to purchase the equipment it leases and to expand the operation. To this end, it has hired V3 Services, Inc., a Pennsylvania corporation in order to market and promote the company.

 Forward Looking Statements

Management does not see any additional capital expenditures in the next quarter.

Focus over the next several quarters will be to grow the drywall install/finish part of the company's business as it foresees a stabilization of the local housing market and believes that this part of its' operation will be the first to increase.

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

Dated: February 11, 2010
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