Form 10-Q
period 2010-03-31
DRS Inc.
filed 2010-05-13
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

         As of March 31, 2010, the Company had 17,785,718 shares of common stock issued and outstanding.

FORM 10-Q – DRS INC.

DRS Inc.
Balance Sheets
As of March 31, 2010 and June 30, 2009

	Unaudited	Audited
ASSETS	31-Mar-10	30-Jun-09

Current assets:
Cash & short term deposits	$27,235	$18,481
Accounts receivable (net of allowance for bad debt)	611,461	329,037
Prepaid expenses	17,975	24,708
Total current assets	$656,671	$372,226

Other assets:
Fixed assets- net	521,858	645,330
Security deposits- related party	262,769	262,769

Total assets	$1,441,298	$1,280,325

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$444,749	$465,888
Capital lease payable- short term	158,439	153,963
Total current liabilities	$603,188	$619,851

Capital lease payable- long term	278,641	397,120
Notes payable	300,000	300,000
Loan payable- shareholder	320,485	116,041

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 15,903,718 shares at 6/30/09 and
17,785,718 at 3/31/10	$17,785	$15,903
Additional paid in capital	12,284,243	11,458,893
Retained deficit	(12,363,062)	(11,627,483)
Total shareholders' equity	(61,034)	(152,687)

Total Liabilities & Shareholders' Equity	$1,441,298	$1,280,325

See the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Nine Months and Quarters Ended March 31, 2010 and March 31, 2009

	9 Months	9 Months	3 Months	3 Months
	31-Mar-10	31-Mar-09	31-Mar-10	31-Mar-09

Revenues:
Net revenues	$1,347,507	$2,747,542	$306,582	$1,066,590
Cost of revenues	(1,296,908)	(2,121,765)	(348,285)	(623,837)
Net revenues	$50,599	$625,777	$(41,703)	$442,753

General and administrative expenses:
General administration	$697,929	$765,399	$383,453	$448,695
Total general & administrative expenses	697,929	765,399	383,453	448,695

Net loss from operations	$(647,330)	$(139,622)	$(425,156)	$(5,942)

Other revenues (expenses):
Interest income	0	580	0	0
Interest expense	(88,249)	(26,727)	(42,058)	(2,213)

Net loss before provision for income taxes	$(735,579)	$(165,769)	$(467,214)	$(8,155)

Provision for income taxes	0	0	0	0

Net loss	$(735,579)	$(165,769)	$(467,214)	$(8,155)

Loss per common share:
Basic & fully diluted	$(0.04)	$(0.01)	$0.00	$(0.00)

Weighted average of common shares:
Basic & fully diluted	16,467,528	15,868,268	17,605,044	15,868,268

See the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Nine Months Ended March 31, 2010 and March 31, 2009

	Unaudited	Unaudited
	31-Mar-10	31-Mar-09
Operating Activities:
Net loss	$(735,579)	$(165,769)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	163,387	24,330
Bad debt expense	0	18,413
Interest expense	3,448	8,438
Consulting expense	337,500	0
Changes in other operating assets and liabilities :
Accounts receivable	(282,424)	(151,090)
Prepaid expense	6,733	(58,288)
Accounts payable	(21,139)	259,639
Net cash used by operations	$(528,074)	$(64,327)

Investing Activities:
Security deposits	$0	$(12,901)
Purchase of equipment	(39,915)	(89,844)
Net cash used by investing activities	(39,915)	(102,745)

Financing Activities:
Issuance of common stock	$482,750	$0
Subscriptions received	0	27,450
Options exercised	7,000	0
Loans from shareholder	200,996	145,343
Payment of capital lease	(114,003)	(56,246)
Net cash provided by financing activities	576,743	116,547

Net increase (decrease) in cash during the period	$8,754	$(50,525)

Cash balance at July 1st	18,481	50,525

Cash balance at March 31st	$27,235	$0

Supplemental disclosures of cash flow information:
Interest paid during the period	$84,801	$18,289
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Deficit
For the Nine Months Ended March 31, 2010 and March 31, 2009
 (Unaudited)

	Common	Common	Paid in	Accumulated		Issue Price Per
	Shares	Par Value	Capital	Deficit	Total	Share

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)

Issuance of common stock	1,118,000	1,118	481,614		482,732	$0.42

Shares issued to consultant	750,000	750	336,750		337,500	$0.45

Options exercised	14,000	14	6,986		7,000

Net loss for the period				(735,579)	(735,579)

Balance at March 31, 2010	17,785,718	$17,785	$12,284,243	$(12,363,062)	$(61,034)

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at June 30, 2008	15,868,268	$15,868	$11,423,478	$(11,047,706)	$391,640

Subscriptions received			27,450		27,450

Net loss for the period				(165,769)	(165,769)

Balance at March 31, 2009	15,868,268	$15,868	$11,450,928	$(11,213,475)	$253,321

See the notes to the financial statements.

DRS Inc.
Notes to the Financial Statements
For the Nine Months Ended March 31, 2010 and March 31, 2009

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

Net loss per common share has been computed as follows:

	31-Mar-10	31-Mar-09

Net loss	$(735,579)	$(165,769)

Total common shares outstanding	17,785,718	15,868,268

Weighted average of shares outstanding	16,467,528	15,868,268

Loss per common share:
Basic & fully diluted	$(0.04)	$(0.01)

3.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	31-Mar-10	31-Mar-09

Net loss before provision for income taxes	$(735,579)	$(165,769)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(585,106)	(355,986)
Allowance for recoverability	585,106	355,986
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$585,106	$355,986
Allowance for recoverability	(585,106)	(355,986)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2029 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

4. Common Stock Options Outstanding

A list of options outstanding is as follows:

			Estimated
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at June 30, 2009	3,361,600	$0.41	2.56

Issued	6,000
Expired	(103,936)
Exercised	(14,000)

Outstanding at March 31, 2010	3,249,664	$0.40	1.88

5. General Administrative Expenses

A detail of general administrative expenses in the statement of operations is as follows:

	31-Mar-10	31-Mar-09

Salaries & benefits	$145,069	$226,300
Automobile expense	0	7,056
Bad debt expense	0	18,413
Bank fees	3,648	1,141
Depreciation- office equipment	1,059	326
Insurance	30,465	48,950
Licenses	3,989	6,892
Marketing	338,027	31,251
Meals	213	4,334
Administration	4,525	72,656
Professionals & consulting fees	62,877	182,138
Rent expense	81,495	123,449
Taxes	26,562	10,627
Telephone	0	31,866

Total	$697,929	$765,399

6.  Fixed Assets- Net

The following table is a summary of fixed assets:

	31-Mar-10	30-Jun-09

Vehicles	$557,145	$546,650
Equipment	307,518	277,380
Office equipment	6,532	6,532
Furniture & fixtures	15,036	15,035
Accumulated depreciation	(364,373)	(200,267)

Fixed assets- net	$521,858	$645,330

7. Commitments and Contingencies

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2010	$190,626
2011	110,609
2012	88,753
2013	75,597
2014	38,879
2015	2,942

Total minimum lease payments	$507,407

Less amounts representing interest	(70,327)

Present value of net minimum lease payments	$437,080

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

9. Related Party Transactions

During nine months ended March 31, 2010 and March 31, 2009, sales revenues to related parties were $103,683 and $160,991, respectively. Receivables from related parties were $2,783 and $38,614, respectively.

The Company has entered into equipment rental agreements with the secretary and treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing.

During fiscal year 2009 and the first nine months of 2010, the Company issued notes payable to a shareholder and received proceeds of $303,000.  The loans are secured by the receivables of the Company and mature from May 2010 to July 2010.  Although there was no stated interest on these notes, the Company imputed an interest rate of 10.67% and recorded interest expense in the statement of operations.

10. Debt and Credit Line

In October 2008, the Company issued a note payable to a creditor and received proceeds of $200,000.  The loan is secured by the receivables of the Company and matures in December 2009 at an interest rate of 10%.  This loan has been extended on a month to month basis.

In January 2009, the Company issued a note payable to a creditor and received proceeds of $100,000.  The loan is secured by the receivables of the Company and matures in February 2010 at an interest rate of 12%. This loan has been extended on a month to month basis.

The Company has a $10,000 line of credit from a bank at a fluctuating interest rate based on the prime interest rate.  The balance on the credit line at March 31, 2010 is $1,700.

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

THIS PAGE LEFT INTENTIONALLY BLANK

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

Results of Operations

For the Nine Months Ended March 31, 2010 and March 31, 2009

Gross sales from drywall removal and other hauling were $1,347,507 and $2,747,542 for the nine months ended March 31, 2010 and March 31, 2009, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $50,599 and $625,777, respectively for the nine months period.

Administrative costs for the nine months ended March 31, 2010 and March 31, 2009 are as follows:

	31-Mar-10	31-Mar-09

Salaries & benefits	$145,069	$226,300
Automobile expense	0	7,056
Bad debt expense	0	18,413
Bank fees	3,648	1,141
Depreciation- office equipment	1,059	326
Insurance	30,465	48,950
Licenses	3,989	6,892
Marketing	338,027	31,251
Meals	213	4,334
Administration	4,525	72,656
Professionals & consulting fees	62,877	182,138
Facilities expense	81,495	123,449
Taxes	26,562	10,627
Telephone	0	31,866

Total	$697,929	$765,399

There were no salaries for the president and office help for nine months ending March 31, 2010.  The company does not see any change in this for the next quarter.

Salaries were reduced from $226,300 for the nine months ending March 31, 2009 to $145,069 for the nine months ending March 31, 2010 as plan reduction to match market conditions.

Bad Debts decreased to zero in current nine month period from $18,413 for prior nine month period; as a result no additional write offs needed at this time.

Insurance costs decreased from $48,950 in prior nine month period to $30,465 for current nine month period due to reduction of revenue.

Marketing increased from $31,251 in prior nine month period to $338,027 for current nine month period as a result of issuing 750,000 shares of our common stock to a company to promote and market DRS Inc. These shares were valued at the date of issuance based on the current stock price at that time of $.45 per shares. The company hopes that the increased marketing expense will provide long term sales revenue to the company and allow it to expand into other states as they become aware of the benefits and expertise our company can provide in the area of drywall recycling.

Administration decreased from $72,656 in prior nine month period to $4,525 for current nine month period as a result of elimination of corporate office expenses and other reductions.

Professionals and Consulting decreased from $182,138 in prior nine month period to $62,877 for current nine month period as a result of reduced needs.

Facilities expense decreased from $123,449 in prior nine month period to $81,495 for current nine month period as a result of eliminating the Ridgefield facility.  However, Facilities expense has an additional $19,398 for telephone expense for the current nine month period as a result of the company reclassifying telephone and communications into Facilities expenses.

Taxes increased from $10,627 in the prior nine month period to $26,562 for the current nine month period as a result of revenue collection increases over the prior period.

Telephone expense decreased from $31,866 from the prior nine month period to zero as a result of the company reclassifying telephone and communications into Facilities expense.

As a result, our net loss from operations for nine months ended March 31, 2010 and March 31, 2009 was $647,330 and $139,622.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $735,579 in the first nine months of 2009, or about (.04) per share compared to $165,769 in first nine months of 2009, or about (.01) per share.

For the Three Months Ended March 31, 2010 and March 31, 2009

Gross sales from drywall removal and other hauling were $306,582 and $1,066,590 for the three months ended March 31, 2010 and March 31, 2009, respectively.  Sales are billed to the client based upon the amount of debris removed, the type of debris, and transportation distances.

Gross margin on sales was about $(41,703) and $442,753, respectively for the quarters.

General administrative expenses were $383,453 and $448,695, respectively for the quarters.

As a result, our net loss from operations for quarters ended March 31, 2010 and March 31, 2009 was $425,156 and $5,942, respectively.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $467,214 in the third quarter of 2010, or about .00 per share compared to $8,155 in third quarter of 2009, or about (.00) per share.

Liquidity & Capital Resources

Cash on hand at March 31, 2010 was $27,235 compared to $0 at March 31, 2009.  We used $528,074 for operations in the first nine months of 2010 compared to $64,327 in the first nine months of 2009.  We used $39,915 to purchase additional equipment March 31, 2010 compared to $102,745 at March 31, 2009.  In first nine months of 2010, we raised $200,996 by issuing unsecured notes to shareholders as compared to $145,343 by issuing an unsecured note to individuals unrelated to the Company in the prior nine month period.  We received $27,450 in subscriptions for our common stock for the prior nine month period compared to no subscriptions in the current nine month period.  In the first nine months of fiscal 2010, we raised $482,750 by issuing common stock and $7,000 in options exercised.  In nine months ended March 31, 2010 and March 31, 2009, we used $114,003 and $56,246 to pay down the capital leases on our vehicle equipment.

Total assets at March 31, 2010 and June 30, 2009 were $1,441,298 and $1,280,325, respectively.  Our working capital at March 31, 2010 was $838,110 as compared to $660,474 at June 30, 2009.

Although sales volume has decreased significantly over the previous year due to the economic environment and the need to consolidate operations to conserve cash resources, the company believes that the local economy has bottomed out and home construction will start to expand. Several of our largest drywall installation and finish customers have increased their housing starts which will equate to revenue growth over the next several quarters. Management also feels that as its equipment liability is reduced, it will have the option to either reduce overhead by paying the liability off to lower monthly lease and depreciation expenses or to sell off some assets that are currently not being fully utilized. This reduction of equipment expense will have a tremendous effect on the goal of making the company profitable.

Accounts receivable aging was a considerable challenge last fiscal year, but the company believes that much of the uncollectable receivables have been written off and is experiencing much better payment results in the current nine month period.

Without additional funding, management believes that some operational reductions will still be required.

Forward Looking Statements

Management does not see the need for any additional capital expenditures in the next quarter.  DRS Inc. will continue to promote the company through the public venue.

DRS Inc. is now trading on the OTCQB marketplace under the ticker symbol DRSX.  The company will continue its efforts to raise capital by selling the shares that were registered under the approved S-1 registration filing.

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

Dated:  May 12, 2010

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