Form 10-K
period 2010-06-30
DRS Inc.
filed 2010-10-13
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending: June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:

DRS Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5914452
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8245 SE 36th St. , Mercer Island, Washington	98040
(Address of principal executive offices)	(Zip Code)

(866) 991-9960
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock: $0.01 par value	OTCBB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of October 8, 2010 was $3,640,580.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 17,785,718 shares outstanding of common stock as of October 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this annual report on Form 10-K, along with the following possible events or factors:

•	the financial and operating performance of our operations;
•	our ability to achieve and/or maintain profitability over time;
•	the successful execution of our growth strategies;
•	the impact of competition;
•	available market opportunities; and
•	the availability of working capital.

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

PART I

Item 1.  Business

Overview

DRS Inc. was incorporated under the laws of the state of Nevada on November 17, 2006.  We have operated as a drywall subcontractor, drywall scrapper, drywall recycler and hauler, as described below. Since inception, most of our business has been conducted in the states of Washington and Oregon.  We work primarily in the residential sector and provide drywall services for single and multi-family housing, as well as new construction and remodels. The segmentation table below shows the contribution of each segment to our revenues during the past three fiscal years.

As a drywall subcontractor, we stock (providing required materials including sheetrock) and install the drywall, finish the  drywall surface with a “taping and mudding” process, and then apply a coat of primer and “texturing” (or wall decoration) of the surface leaving a finished product that is ready for finish painting. The work is performed by craftsmen who have sufficient skills and knowledge of the drywall business, either through formal apprenticeship training or through practical on-the-job work experience, to be recognized in the drywall industry as being qualified to perform the work of the trade. In the most recent fiscal year, drywall installation accounted for 58% of our revenues.

 The scrapping business involves the collection and removal of drywall scrap from the job site, both from job sites where we have performed the installation of the drywall, as well as job-sites where other sub-contractors have performed the installation of the drywall. Typically, based on our experience, 15-20% of the new drywall material that is delivered to a job site becomes scrap. Our employees load the scrap onto our trucks and broom sweep the site as part of our service. We charge for such services based on the total square footage of drywall that was originally delivered to the job site. For additional charge, we may also prepare the area for finish painting. All of the drywall we scrap is taken either to drywall manufacturers or to a facility (“the Ridgefield facility”) that uses the scrap drywall in a unique process described below. Drywall scrap has historically been collected at several locations, some of which have been, at various times, leased by us. When at least 30 tons of scrap drywall has been accumulated, the scrap is shipped, at times via our own trucks and at times via third party carriers to either to one of several drywall manufacturers in the Northwest region of the United States, or to the Ridgefield facility that converts the scrap drywall to gypsum powder and paper at a rate of approximately 90% gypsum powder and 10% paper, with minimal or no shrinkage. The gypsum powder is currently sold to farmers for fertilizer and soil amendment, and the paper is sold to farmers for use as animal bedding.

We were instrumental in the early development of the Ridgefield facility, the process for converting scrap drywall into gypsum powder and recycled paper, and the development of end-sale markets. The core processing equipment at the Ridgefield facility is owned by Daniel Mendes and George Guimont, DRS’ President and Secretary/Treasurer, respectively. In May, 2009, we entered into an operating agreement whereby a third party, Drywall Recycling Services, Inc., assumed responsibility for operating the Ridgefield facility. Under the agreement, DRS is entitled to receive 2% of revenues from the facility but is not responsible for profits and losses, or providing operating capital. Drywall Recycling Services, Inc. is owned and operated by Brian Thompson, Sr, who prior to May, 2009, was the senior sales person at DRS. The transition was made in order to relieve DRS of the financial pressure of operating the facility itself. Daniel Mendes and George Guimont are entitled to receive $1,500 each per month, but have not taken any compensation to date, for the use of the core operating equipment. Daniel Mendes and Daniel Guimont (an employee of DRS and son of George Guimont) and contingently DRS owe fees, interest and penalties relating to royalty charges on the core processing equipment totaling $450,000 to a third party. DRS remains liable for the property lease where the Ridgefield facility is located for the balance of the lease term which expires in December 2013, in the event that Drywall Recycling Services, Inc. was unable to make the lease payments.

During the fiscal year ended June 30, 2010, DRS began performing more drywall installation work in order to boost revenues and provide a greater contribution towards overhead. In September, 2010, we decided to scale back the drywall installation business and instead reduce operating costs as much as possible, because the business has become extremely competitive and one of our major customers began demanding 85 day credit terms. In addition, we decided to stop doing drywall scrapping until such time as potential business increased again, and instead substantially reduced the fixed cost of operating and maintaining a fleet of specialized trucks required for scrapping jobs. Our intention is to raise capital and move forward with drywall recycling as the core part of our business, including, if possible, taking back the Ridgefield facility, as well as the construction and development of several additional facilities in states other than Washington and Oregon.

 Sources of Drywall Materials

The majority (over 90%) of the drywall materials we used as a drywall sub-contractor have been purchased from Building Specialties, Inc. Materials are purchased as needed and delivered by Building Specialties, Inc. directly to each individual job site. Purchases have decreased dramatically subsequent to the end of the fiscal year as a result of the decision to reduce our involvement in the drywall installation business.

A discussion of the source of supply of drywall scrap is presented in the section following.

Competition

The market for drywall installation is very large in the United States but is extremely competitive and highly fragmented with almost no barriers to entry. The amount of work available varies with the number of housing starts which can be highly cyclical in nature. For example, in 2006, according to statistics supplied by National Association of Home Builders, the number of housing starts in the United States was 1,800,900, whereas in 2009 it was only 553,900, a decrease of 69%. Essentially, drywall installation has a very high labor cost component and while jobs are bid at a fixed price, they are essentially cost-plus in nature with expected profit margins typically no more than 15% and more like 8-10% during times when there is less work.

Drywall installation and scrapping jobs are typically bid on the basis of the total square footage of drywall material delivered to the jobsite. A standard rule of thumb used by DRS and others in the industry is that the amount of drywall required to drywall a house equals 3.5 times the home’s floor square footage. Thus, in a typical average-sized 2,300 square foot home, the amount of drywall required would be 8,050 square feet. We estimate, based on our experience, that 15-20% of drywall delivered to a home for installation will end up as scrap; thus the amount of scrap from our example 2,300 square foot home will range from 1208 to 1,610 square feet of scrap drywall, weighing 1.026 to 1.288 tons (for typical one-half inch drywall). We have been able to charge approximately $.03 per square foot of total drywall stocked for the house to remove scrap from job sites, which equates to approximately $241.50 per our average-sized house example. The revenue opportunity per house is thus not very high for scrapping, but in order to achieve these revenues, DRS must carry a fleet of specialized vehicles for hauling the scrap away. Due to these factors, we came to the conclusion that, for the time-being at least, DRS did not have the financial capacity to be in the scrapping business, and that there simply wasn’t enough business concentrated within an area due to the economic downturn and reduction of home construction in the region to make the scrapping business profitable. Readers should note that the methods for estimating the amount of drywall to be used in an installation job and the estimates due to determine the amount of drywall scrap are believed by management to be reasonable and are typical of similar estimations used throughout the industry.

If the estimates described above apply throughout all housing starts in the United States, then it is obvious that an enormous amount of scrap drywall is generated even in periods of reduced housing starts, such that between approximately 568,500 and 758,000 tons of drywall is scrap from new housing construction. These figures are based on average single family homes and doesn’t include many others sources of scrap drywall such as apartment building and commercial properties. In 2006, these same calculations would equate to between approximately 1.8 million and 2.5 million tons of drywall scrap based on the average sized single family home. Though these are just estimates, management believes that an enormous amount of drywall scrap finds its way into landfill sites throughout the country and that there is a significant market opportunity to capture a sufficient supply of scrap drywall to support profitable operations in multiple locations. We believe that there currently are few possibilities for the use of drywall scrap.

The drywall recycling business has its own unique challenges and opportunities. Typically, drywall subcontractors (and ultimately the prospective home-owner) must pay to have the scrap hauled away. Part of the cost of scrap removal is the fees paid to the dump-site operator or to the drywall manufacturer. These dump fees vary significantly based on the local environmental regulations. For example, in Washington and Oregon, landfill operators charge in the range of $90 to $100 per ton of drywall. Drywall takes up landfill space and is potentially hazardous to the clay lining used in the creation of the landfill site, thus it is not a desirable waste product for the landfill operator to have in their sites. By charging a lower dumping fee at our site than that charged by the landfill operator, we actually can have a negative material cost for our recycling operation. We have been successful at receiving $45 to $60 per ton of drywall scrap delivered to us in Washington and Oregon. Landfill operators are our largest source of competition for obtaining scrap drywall for use in recycling operations, but we also believe that we can partner with the landfill operator to secure drywall scrap supply, because of the cost to the landfill operator related to taking drywall scrap into the landfill.

Our main source of competition for the sale of powered gypsum is gypsum mined from underground mines. One of the main sources of mined gypsum is the state of Nevada where it is mined extensively. We have in the past ourselves, and currently through the Ridgefield facility, been successful at displacing gypsum sales to farmers in the Pacific Northwest who have sourced gypsum from Nevada sources, due to the transportation cost savings. We believe that our powdered gypsum is a viable product that competes effectively with mined gypsum.

Customers

The customer base for our services is diverse and we are not dependent upon any one customer to sustain our business. In total, we generated revenue from 167 different customers in the fiscal year ended June 30, 2010. The top five customers in terms of revenue generated $405,586.04 of revenues in the fiscal year ended June 30, 2010, representing 21% of total revenues during that period. We work hard to maintain positive business relationships with all our customers. We do not have contracts or written agreements with any of our customers. All customers are currently billed on a per job basis.

Intellectual Property and Labor

The Company has no patents, registered trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. We use the common law trademarks “DRS” and our “Go Green with Blue” design.

Regulation

Our facility is subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We do not foresee any material effects of current federal, state, or local regulation on any aspect of our operations.

The primary processing plant we utilize, the Ridgefield facility, is subject to regulations relating to the processing of scrap drywall. If the operator, Drywall Recycling Services, Inc., fails to meet applicable regulatory standards, we may be forced to dispose of drywall scrap through manufacturers, which could potentially increase our disposal costs. As we develop other recycling facilities in multiple jurisdictions going forward, we will be subject to various environmental and business regulations.

Research and Development

During our last two fiscal years the Company dedicated no funds to research and development.

Compliance with Environmental Laws

            We do not believe that we are subject to any federal, state and local environmental laws and regulations which would have a material adverse effect upon our capital expenditures, net income or competitive position. As such we have not expended any capital resources on compliance with federal, state or local environmental laws. Nevertheless, new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30 2010, other than our executive officers, we employed approximately 16 laborers, 1 salesman, 1 dispatcher, 1 supervisor, 18 drywall hangers, and 26 drywall tapers. The number of employees fluctuated on a weekly basis depending on business levels. We do not currently have employment contracts with any of these personnel as they are “at will” employees. As of September 24, 2010, as a result of our decisions to wind-down the installation and scrapping businesses while focusing on the recycling business, other than our executive officers, we employed one salesman.

Available Information

We are required to file annual, quarterly and current reports, as well as information/proxy statements with the SEC under the informational and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The information and reports are filed electronically.  You may read copies of any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports and information we file electronically.  The address for the Internet site is www.sec.gov.

Recent Developments

During the fiscal year ending June 30, 2009, DRS added the installation of drywall into our service mix; however, in September, 2010, we decided to withdraw from the installation business because of various factors, including the fact that the business had become extremely competitive resulting in reduced profit contribution margins, and the extended credit terms demanded by a key customer. In addition, we also decided to withdraw for the time-being from the scrapping business. Instead, we intend to focus our attention solely on the recycling of drywall scrap into paper and powdered gypsum products for sale in the agricultural sector.

Item 1A.  Risk Factors Relating to DRS Inc. and its Business

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before you purchase any of our common stock. If any of these actually occurs, our business, financial condition or results of operations could suffer. In this event you could lose all or part of your investment.

Risks Related to Our Business

The inclusion of a going concern qualification in our audited financial statements may make it difficult for us to raise additional capital.

Our auditors have included an explanatory paragraph in their report accompanying our audited financial statements for the years ended June 30, 2010 and 2009 relating to a substantial doubt about our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. Our auditors believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern. We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

We have a limited operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated in November 2006 and have a limited operating history. We have derived all revenues from drywall installation, scrapping and recycling services. Since inception, we have incurred significant net losses. We incurred net losses of $786,373, $579,777 and $ 333,278 for the twelve months ended June 30, 2010, 2009 and 2008, respectively. As of June 30, 2010, we had an accumulated deficit of $12,413,856. We can provide no assurance that our sales will increase in the future and/or that our sales will not continue to decline as evidenced during the last several quarters during the severe downturn in housing construction. We are a young company in a very competitive marketplace, and as such, run a risk of not being able to compete effectively. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon our ability to:

•	add and maintain facilities necessary to process drywall scrap;
•	attract drywall sub-contractors and drywall scrap removal specialists to bring their scrap drywall to our facilities;
•	find and maintain customers for gypsum powder and paper scrap;
•	develop and maintain quality control, sales, information systems and other procedures for the efficient functioning of the business; and,
•	continue to monitor, implement and maintain internal controls and control procedures.

Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business and you could lose your investment. Due to the significant decreases in housing starts between 2006 and 2009, there is a great deal of uncertainty regarding the amount of revenue that can be generated. However, we believe that by focusing on the processing of drywall scrap into recycled products, we will be operating in the segment of the business that is least likely to fluctuate with rises and falls in housing starts because a significant portion of the revenues will be derived from sources outside of the housing industry. We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

Our operations have not been profitable in recent periods or since inception of the Company

We have incurred losses in recent years, and have accumulated a deficit of $12,413,856. We are unable to forecast or predict reasonably when we will have profitable operations. In recent years, we have operated in three different business segments of the drywall industry, and have not been able to produce a profit. However, we believe that re-entering the business of processing drywall scrap into gypsum powder and scrap paper for use in the agricultural sector, and focusing solely on that business, may give is the best opportunity to produce profits in the future. We believe the scrap processing business is a relatively high margin, scalable business, whereas the installation and scrapping businesses were low-margin, highly competitive businesses.

The President and the Secretary/Treasurer of the Company potentially have conflicts of interest because they are also involved in the drywall installation business.

Dan Mendes and George Guimont are the executive officers of the Company and together own 69% of the shares of the Company. They both own and operate drywall installation businesses that could compete with and take business away from our Company. This risk factor is now fully mitigated as a result of our decision in September, 2010 to withdraw from the installation business and to refocus our attention on the drywall scrap processing business, in which there is no conflict of interest with either Mr. Mendes or Mr. Guimont.

We need to obtain additional financing which may not be available on acceptable terms, if at all.

We need additional funds to complete further development of our business plan to achieve a sustainable sales level, where ongoing operations can be funded out of current revenues. There is no assurance that any additional financing will be available, or if available, that it will be on terms that will be acceptable to us. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business. We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

Because Daniel Mendes and George Guimont collectively own approximately 69% of our common stock, they will collectively control our operations.

Daniel Mendes and George Guimont, who collectively constitute our entire board of directors and serve as executive officers and employees of DRS, collectively own 12,352,017 shares (or approximately 69%) of our 17,785,718 total outstanding shares (as of October 8, 2010), and therefore control the Company. As a result, Messrs. Mendes and Guimont will collectively have the power to elect all of our directors and entirely control our operations. In addition, the loss of either director could result in loss of revenue from their respective construction companies. However, since our decision in September, 2010 to withdraw from the installation and scrapping businesses, related party revenue transactions will be minimized or eliminated in future periods.

Our operating results may fluctuate significantly based upon outside factors that are difficult to predict. As such, our inability to plan for or withstand long term downturns in operations due to such factors may require us to suspend or cease operations.

We operate in an industry which fluctuates and is subject to rapid change. Such fluctuations are likely as a result of a number of factors, including demand fluctuations in the housing market and competition from existing and new competitors. The building and building materials industries, from time to time, experiences significant downturns characterized by diminished demand. These downturns in such industries may be severe and prolonged, and could delay or hinder the market acceptance of our services and seriously impact our revenues and harm our business, financial condition and results of operations. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the building and building materials industries, which could cause our stock price to decline.

A significant interruption in the building and building materials industry could disrupt our operations.

We are heavily dependent upon the building and building materials industry. Any significant interruption, whether as a result of a natural disaster, sustained long term economic conditions that depress demand in the building industry or other causes, could significantly impair our ability to operate our business on a day-to-day basis and could have a material adverse effect on our results of operations and financial condition.

Current economic conditions relating to the housing and building industries and credit markets adversely affect our operations.

Due to the current national housing market slowdown and retracting credit markets, there are added risks to our business plan that have already had an adverse effect on our revenue base. If housing starts in the Pacific Northwest, including the states of Washington and Oregon, continue on a downward trend, it could materially affect certain segments of our operation, in which case we would need to further scale back our operations and suspend our growth plans.

Compliance with government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations.

Our facility is subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We do not foresee any material effects of current federal, state, or local regulation on any aspect of our operations.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. We rely heavily on our President, Daniel Mendes and our Secretary/Treasurer, George Guimont, for our success. Their experience and input create the foundation for our business and they are responsible for directing and controlling our activities. Should we lose the services of Mr. Mendes or Mr. Guimont, for any reason, we will incur costs associated with recruiting replacements and delay in our operations. If we are unable to replace either Mr. Mendes or Mr. Guimont with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued. Both Mr. Mendes and Mr. Guimont each currently own and operate separate drywall companies and spend at least 40 hours and 10 hours, respectively, each week at their respective outside companies. Neither individual currently has an employment contract with the Company. Each individual currently devotes an average minimum time of 15 hours per week to the company. Therefore, we run the risk of key personnel running into conflicts of time and ability to effectively manage us and the other companies they control. In addition, our success will depend upon our ability to attract and retain highly motivated and qualified employees. The inability to recruit and retain such individuals may have a material adverse effect on our business or results of operations.

Our lack of diversification may affect business if demand is reduced.

Our business has, in fiscal 2010, been primarily centered on two services – subcontracting drywall services to general contractors and the scrapping of waste drywall from construction sites. Now that we have decided to withdraw from these businesses for the time-being at least, and have decided to focus our energies on the processing of drywall scrap into recycled products, we will be even less diversified and as such, if demand decreases in the building industry, the effect on our business, operating results and financial conditions could be adverse.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder's ability to resell shares of our common stock.

Our Board of Directors’ right to authorize the issuance of shares of common stock in separate series could adversely impact the rights of holders our common stock.

Our Board of Directors has the right to authorize the issuance of shares of common stock in one or more series, and to fix the voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof, without further vote or action by shareholders. The terms of any new series of common stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of our common stock and thereby reduce the value of our common stock. The issuance of preferred common stock could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of our existing common stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of our existing common stock, and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our common stock.

Our stock price may be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this “RISK FACTORS” section;
•	Changes in financial estimates of our revenues and operating results by securities analysts or investors;
•	Changes in market valuations of companies in the construction industry;
•	Announcements by us of commencement of, changes to, or cancellation of significant contracts or capital commitments;
•	Additions or departures of key personnel;
•	Future sales of our common stock;
•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock; and
•	Commencement of or involvement in litigation.

We do not anticipate paying dividends.

We have never paid cash or other dividends on our common stock and do not anticipate doing so in the foreseeable future. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Office Space and Plants

We maintain our principal corporate office at a facility owned by Daniel Mendes, which is located at 8245 SE 36th Street, Mercer Island, Washington 98040. Mr. Mendes allows DRS to utilize our principal office space at no charge. This arrangement can be terminated at any time by us or Mr. Mendes.

We also maintain our principal operations facility at 5906-B 238th Street SE, Woodinville, Washington 98072. DRS leases the Woodinville operations facility from Northshore Properties, LLC. The lease, executed April 8, 2009 is on a 60 month basis and continues until terminated upon 60 days written notice by either party after the first 60 months. The monthly base rent for the facility is $3,425, however, we received a credit of $125 per month against base rent for the first 12 months. We are also responsible for our proportionate share of common area maintenance, property tax, insurance, sewer, water and electricity charges. In September, 2010, we entered into an agreement with Biffle Company and G&B Trucking to sublease a portion of the property for the balance of the lease. The remaining portion of the rent that is paid by the Company is now approximately $1,000, including our proportionate share of common area maintenance, property tax, insurance, sewer, water and electricity charges. G&B Trucking is partially owned by George Guimont, our Secretary/Treasurer, Director and Principal Financial and Accounting Officer.

Management believes our current office and operations facilities are adequate for the Company’s current operational needs. If needed, we believe suitable alternative office and/or operations facilities could be obtained by us at reasonable rates.

We currently lease a warehouse in Ridgefield, Washington, from the Port of Ridgefield. The warehouse is approximately 20,000 square feet; which we sub-lease to Drywall Recycling Services, Inc. to use as their scrap drywall processing facility. This lease will expire in December 2013.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of October 8, 2010, there were 17,785,718 shares of our common stock outstanding and 94 stockholders of record. Additionally, there are 4,749,664 options to purchase our common stock outstanding. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

Not applicable.

You should read the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

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

Overview

The Company was incorporated in November 2006 and during the fiscal year ended June 30, 2010 was focused on the installation of drywall and the removal of drywall waste from construction sites for disposal and recycling in the Northwest United States. Until May, 2009, DRS had owned a facility that recycles scrap drywall into gypsum powder and paper for sale to farmers in Washington State. At that time, the recycling operation was taken over by a former employee and DRS began receiving a royalty of 2% of the revenues of the recycling facility.

In September, 2010, we decided to refocus our attention on the drywall scrap recycling operations, while withdrawing for the time-being from both the drywall installation business and the drywall scrapping business. To this end, we intend to rise capital to repurchase the drywall scrap recycling processing operation that we previously owned, as well as to expand the recycling operation to other regions of the country by opening new facilities, based on what we learned when we previously were previously involved in the drywall scrap recycling business. We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

Results of Operations

For the Fiscal Years Ended June 30, 2010 and June 30, 2009

Revenues from drywall installation, scrapping and recycling operations were $1,890,961 in the fiscal year ended June 30, 2010, a 45% decrease from revenues of $3,497,655 during the fiscal year ended June 30, 2009. The decrease in revenue was primarily due to the decrease in both scrapping and recycling revenues, partially offset by an increase in drywall installation revenues. The decrease in scrapping revenue is a direct result of the reduction in housing construction in our primary business location of Seattle, Washington, and the greater metro area. In addition, because of severe pricing compression among installers, there has been a resultant tendency among installers to perform their own scrapping removal operations themselves rather than farm it out to a scrapping specialist such as DRS. The decrease in recycling revenue resulted from an agreement in May, 2009 to transfer operations of the drywall recycling processing facility located in Ridgefield, Washington to a former employee in return for a royalty of 2% of revenues from this same facility.

Cost of Revenues were $2,040,239 and $2,971,082 for the twelve months ended June 30, 2010 and June 30, 2009, respectively.  The decrease of $930,843 in the current fiscal year was a result of the reduced costs relative to reduced revenues. In the 12 months ending June 30, 2010, direct labor costs decreased by 29%, truck and general equipment costs decreased by 71%, and job material costs decreased by 14% from the prior fiscal year. The company’s business costs were labor and equipment intensive, therefore the company reduced costs through employee layoffs and reduction of equipment rentals and leases.

As a result, our gross margin was ($149,279) and $526,573 for the twelve months ending June 30, 2010 and June 30, 2009 respectively.   Gross margin as a percent of sales was about -8% and 15% respectively for the twelve months period.  The gross margin decreases are a result of the following: labor overhead and partial depreciation expense in prior years cost of revenues for equipment purchased in 2009 and maintaining equipment lease agreements although the equipment was not fully utilized to generate revenue and offset the cost of the leases.  Our total cost of revenue has decreased from the prior year by 28% although our revenue has decreased by 46%; this reflects management efforts to cut costs as much as possible to minimize additional deficits.  Even though management made every effort to react in a timely manner, it was difficult to cut costs as quickly as revenue deteriorated.  Layoffs of employees to cut costs while trying to maintain customer service was challenging as revenue drops happened quicker than anticipated. It also looked at the option of liquidating some its leased equipment, but because of the slowdown in all construction trades, the value of equipment had deteriorated to the point that there was not enough value left to meet lease obligations, therefore the company has had to continue to pay for overhead that was not generating revenue.

Administrative costs for the twelve months ended June 30, 2010 and June 30, 2009 are as follows:

	30-Jun-10	30-Jun-09
Salaries & benefits	$120,040	$227,855
Automobile expense	2,456	7,710
Bad debt expense	93,555	123,571
Bank fees	6,192	3,420
Depreciation- office equipment	1,059	2,967
Insurance	37,426	63,730
Licenses	4,249	9,092
Management consulting	16,500	181,162
Marketing	23,302	41,844
Meals	213	4,814
Administration	10,662	95,228
Professionals & consulting fees	95,400	47,473
Rent expense	74,507	190,771
Taxes	26,934	12,403
Telephone	23,733	43,564

Total	$536,228	$1,055,604

Salaries and benefits decreased approximately $108,000 over the 12 months ending June 30, 2010 due to a reduction in administrative and management staff. To cut additional costs, management made layoffs of several salaried employees and reduced the pay of others.  The company has no formal employment agreement with the officers of the Company.  The president and the secretary/treasurer of the Company have both voluntarily agreed to forgo any compensation in fiscal 2009 and 2010 and for the foreseeable future in order to increase the Company’s ability to succeed, and in turn, increase the likelihood of an increase in the value of their investment.

Automobile expense decreased from $7,710 to $2,456 due to management vehicle elimination coinciding with the reduction of specific management positions. DRS also eliminated all company vehicles for its managers. This elimination has lowered our automobile expense overhead.

Bad Debts decreased from $123,571 to $93,555 over the prior twelve months period as a result of collection and negotiation efforts implemented in the fiscal year ending June 30, 2009.  Currently the company believes it has realized the majority of its bad debts from the recent downturn and anticipates experiencing decreases in bad debt expense as a result of new policies.  The nature of the estimates and assumptions are that the current accounts receivable is collectable in its majority since the balance of the accounts receivable are all established customers and mostly all less than 31 days aged at June 30, 2010 and the bad debt expense are actual customer invoices that have become uncollectable for a number of reasons such as customers closing their businesses.

Bank fees have increased by $2,772 over the prior year due to an increase in customer utilization of credit cards to pay vendor balances, therefore the company incurred additional credit card fees.

Insurance expenses has decreased by $26,304 in the twelve months ending June 30, 2010 as a result of a reduction in commercial liability insurance which is directly relative to gross revenues and a reduction  in vehicle insurance costs as a result of  less vehicles.

Licenses have also decreased by $4,843 in the current year with the reduction of company vehicles and reduction of city licenses required as a result of the industry slow down.
Management consulting expense has been reduced by $164,662.  The company made the decision to eliminate outside management consulting and is now relying on the use of its current employees.

Marketing costs decreased from $41,844 in the prior twelve month period to $23,302 for current twelve month period as a result of managements’ efforts to control costs relative to the decrease in revenues. A large part of the marketing costs once again were directly related to DRS Inc. becoming a publicly traded company.  Since that time the company has dramatically decreased expenses in this area.

Administrative costs decreased from $95,228 to $10,662 from the previous twelve months ending as a result of elimination of a corporate office, related office overhead, and other cost reductions.  DRS currently operates its’ operation out of a job site trailer that is located on the main yard that it leases. DRS also eliminated the warehouse it was leasing to store materials and rents several storage containers at a substantial reduced cost that are also positioned at the yard it maintains. The corporate office alone was a reduction of over $4,000 per month and the elimination of the warehouse versus using storage containers saves the company an addition amount of over $2,000 per month.

Professional and Consulting fees were increased by $47,927 as a result of regular and recurring SEC filings requirements, the legal fees paid to prepare and file an S-1 statement, and increased legal costs due to the active lawsuits that we are pursuing to try and collect monies owed for nonpayment to us and for suits we are defending due to the company being behind on payments to some of our vendors. The company has successfully negotiated several of the suits it is defending and is close to settling all of them. The company feels that none of the pending law suits will have a material impact on the viability of the company.

Rent expense decreased from $190,771 in prior twelve month period ending June 30, 2009 to $74,507 for the current twelve month period ending June 30, 2010, primarily as a result of transferring the operation of the recycling processing facility at Ridgefield, Washington to a former employee. This action saved the company over $72,000 during the year. Additionally, the company eliminated three of its drop off location yards to further reduce costs.

Taxes expense increased in the twelve months ending June 30, 2010 by $14,531 due to a greater percent of our revenues being subject to a higher state service Business and Occupation tax rate rather than a lower wholesale tax rate.  This fluctuation can occur from time to time depending on customer type mix.

The telephone expense decrease in the twelve months ending June 30, 2010 of $19,831 is due to the elimination of corporate office phone system and reduction in field staff cell phone use.

As a result of the above changes in revenues and expenses, our net loss from operations for twelve months ended June 30, 2010 and June 30, 2009 was $685,506 and $529,031 an increase of 30%.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $786,373 in twelve months of 2010, or about $0.05 per share compared to $579,777 in twelve months of 2009, or about $0.04 per share.

Liquidity & Capital Resources

Cash on hand at June 30, 2010 was $24,500 compared to $18,481 at June 30, 2009.  We used $331,512 for operations in the twelve months of 2010 compared to $141,364 in the twelve months of 2009.  In the twelve months ended June 30, 2010 we did not purchase any equipment compared to the prior year equipment purchased in the amount of $80,098.  In fiscal year 2010 we received $265,050 by issuing 668,000 shares of our common stock.  In fiscal year 2010 14,000 options were exercised. In fiscal year 2010 we issued 1,200,000 shares for services provided. In fiscal year 2009, we raised $35,450 by issuing 34,450 shares of common stock.

Total assets at June 30, 2010 and June 30, 2009 were $792,629 and $1,280,325, respectively.  Our working capital at June 30, 2010 was a deficit of $382,327 as compared to $247,625 at June 30, 2009.

Although our working capital deficit has increased by $134,702, we believe management has controlled operating costs to minimize our deficits as much as possible, and we continues to review operating costs on a monthly basis to look for opportunities to lower costs further.

Without additional funding management believes that additional operational reductions will be required. To continue operations as currently run, influxes of capital will be required to offset continued losses. Additionally, because of the housing crises and the strain on the balance sheets of our customers, we must continue to monitor our receivables and credit practices in order to minimize receivable losses and write offs while maintaining accounting controls to monitor our cash flow needs. Unexpected losses in our receivables could have a severe impact on the company’s survival and ability to stay current with its vendors. If we are not successful in securing additional financing and controlling our cash flow, the company would need to either curtail the majority of its operations and/or liquidate equipment it has and potentially break leases on other equipment. In most cases the breaking of leases would put the company in a position of defending financial obligations as in most cases the equipment value is less than the current lease obligation and time contract commitments.  We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

DRS Inc. will continue to promote the company through the public venue.

New Developments

On July 2, 2010 the company signed a $100,000 secured promissory note with G2 International, Inc., a Texas corporation. This note is secured by the assignment of specific receivables of DRS Inc. to G2 International and carries an interest rate of 2% per annum.

On July 6, 2010 the company filed an S-1 registration statement relating to the resale of 1,500,000 shares issuable to G2 international, Inc., upon the exercise of the stock option at an exercise price of $0.07 per share.

In September, 2010, we decided to withdraw from the drywall installation business and for the time-being at least withdraw from the drywall scrapping business. We intend to refocus our attention on the processing of drywall scrap into recycled gypsum and paper products for sale to the agriculture sector. We intend to raise capital based on this economic model and expand operation into other regions of the country. We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page 31.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our President, who is our chief executive officer, and our Secretary/Treasurer, who is our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 30, 2010. Based on the review described above, our President and Secretary/Treasurer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, and that no changes to controls and procedures were made or were needed to be during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

Our management assessed our internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

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

Item 11. Executive Summary and Compensation

Information Regarding the Directors of DRS Inc.

The following individuals serve as the directors and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

The following table lists our directors and provides their respective ages and titles as of June 30, 2010.

Name	Age	Title	Director Since
Daniel Mendes	51	President, Director, Principal Executive Officer, Controller	2007
George Guimont	60	Secretary/Treasurer, Director, Principal Financial and Accounting Officer	2007

Daniel Mendes has served as a director of the Company since its inception on November 17, 2006 and George Guimont became a director on August 1, 2007. From inception of the Company on November 17, 2006 to August 1, 2007, Mr. Mendes served as Secretary and Treasurer. On August 1, 2007, Mr. Mendes was appointed President and Mr. Guimont was appointed as Secretary and Treasurer. There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The following is a brief account of the business experience during at least the past five years of each director and executive officer.

Daniel Mendes - Director, President, and Principal Executive Officer

Mr. Mendes has served as a director and officer of the Company since its inception on November 17, 2006. On August 1, 2007, Mr. Mendes was appointed as President of the Company. As our President, Mr. Mendes oversees the physical operation and marketing of DRS as well as our daily business operations. In addition to his interests in DRS, since 1996 Mr. Mendes has owned and served as vice president of Redhawk Construction, Inc., a construction company. Mr. Mendes manages all phases of operation including financial matters and growth development for Redhawk Construction. From 1987 to 1996 Mr. Mendes served as a dock supervisor for Roadway Express, a freight carrier company. In his position with Roadway Express his duties were that of a dispatcher/dispatch manager. From 1984 to 1986 Mr. Mendes served as Alaska Operations Manager for Seaway Express, a tug and barge and roll-on railcar transportation company, where he was involved with management of all phases of the company’s operations. From 1982 to 1984 Mr. Mendes served as an Assistant Terminal Manager for Pacific Western Lines, a freight company with tug and barge, bulk cement, rail and trucking operations, where he managed employees in 5 different unions. Mr. Mendes graduated from Santa Clara University, Santa Clara, California in 1981 with a Bachelor of Science degree in Finance.

George Guimont - Director, Secretary/Treasurer and Principal Financial and Accounting Officer

Mr. Guimont has served as a director of the Company since August 1, 2007. On August 1, 2007, Mr. Guimont was also appointed as Secretary/Treasurer of the Company. In addition to his interests in DRS, since 1987, Mr. Guimont has owned and served as President of Living Homes Construction, a drywall installation company that specializes in custom homes and tenant improvement remodeling for commercial space. From 1977 to 1987 Mr. Guimont owned and served as president of Keizer Drywall, another drywall company specializing in residential remodels and custom homes. From 1976 to 1977 Mr. Guimont completed a two year union apprentice program and worked as a journeyman drywall installer until he started his own company. Mr. Guimont has a two year degree in Finance and Banking from Pima College in Arizona.

Significant Employees

In addition to Messrs. Mendes and Guimont, Daniel Guimont, who was a former director and the Company’s initial President, is now employed by DRS Inc. as our operations and sales manager. Daniel Guimont is the son of George Guimont, a director and our Secretary/Treasurer.

Executive Compensation

The table below shows the compensation of the Company's principal executive officers for the fiscal years ended June 30, 2010, 2009 and 2008. No named executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Note that both Mr. Mendes and Mr. Guimont voluntarily agreed to not receive salaries or other compensation from DRS Inc. during the fiscal years ending June 30, 2010 and June 30, 2009 as set forth in the following table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Daniel Mendes Director, President and Principal Executive Officer	2010	$0	$0	$0
	2009	$0	$0	$0
	2008	$ 57,501	$ 9,400(1)	$66,901

George Guimont Director, Secretary/Treasurer and Principal Financial and Accounting Officer	2010	$0	$0	$0
	2009	$0	$0	$0
	2008	$ 42,000	$0	$42,000

(1)	In addition to amounts drawn as salary in 2008, the Company paid Mr. Mendes’ car payments, the aggregate amount of which is noted in the column for All Other Compensation.

Narrative Disclosure to Summary Compensation Table

Neither Daniel Mendes nor George Guimont currently receive salaries or other compensation from the Company. We have not entered into employment agreements or consulting agreements with either of them. Moreover, there are no arrangements or plans in which we provide pension, retirement, perquisites or similar benefits for executive officers. Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate our officers will depend on our available cash resources.

Outstanding Equity Awards

We have no equity compensation plans as of the date of this prospectus.

Compensation of Directors

The Company does not pay compensation to its directors for their service at this time. We have no present plan for compensating our directors for their service.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as our board of directors deems it prudent to do so.

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors has not established a compensation committee. When necessary, the entire Board of Directors performs the tasks that would be required of a compensation committee. Daniel Mendes and George Guimont, both of whom serve as the sole officers and directors of DRS, have participated in deliberations concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership, as of July 1, 2010, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o DRS Inc., Post Office Box 726, Bothell, Washington 98041. Applicable percentages are based upon 17,785,718 shares of common stock outstanding as of October 8, 2010.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Daniel Mendes Director, President and Principal Executive Officer	6,187,000	34.79%
George Guimont Director, Secretary/Treasurer and Principal Financial Officer	6,165,017	34.66%
G2 International, Inc. 13155 Noel Road, Suite 1810 Dallas, Texas 75240	1,500,000	7.78%
Karen Okazaki Wong 211 W. Prospect Street Seattle, Washington 98119	2,399,996	12.25%
Terry Wong 211 W. Prospect Street Seattle, Washington 98119	2,399,996	12.25%
All Executive officers and directors as a group (2 persons) 12,352,017 69.45%	12,352,017	69.45%

(1) G2 International, Inc. holds an option to purchase up to 1,500,000 shares of our common stock.
(2) Includes 1,066,664 shares of common stock held or issuable in connection with options held of record by her husband, Terry Wong and the Terry Wong Trust, a trust controlled by Mr. Wong. Ms. Karen Okazaki Wong holds 333,333 shares of DRS common stock. Additionally, Ms. Wong has options to purchase up to 999,999 shares of our common stock.
(3) Includes 1,333,332 shares of common stock held or issuable in connection with options held of record by his wife, Karen Ozazaki Wong. Mr. Terry Wong, personally and through his trust, the Terry Wong Trust, holds 266,666 shares of common stock. Additionally, Mr. Wong, personally and through his trust, has Options to purchase up to 799,998 shares of our common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

During fiscal years 2010 and 2009, sales revenues of $176,319 and $291,999, respectively were generated from client companies owned by the Company’s management and other shareholders.

Accounts receivables from related parties at June 30, 2010 and June 30, 2009 were $6,882 and $6,678, respectively.

The Company has entered into equipment rental agreements with the Secretary/Treasurer of the Company and a major shareholder. The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements. The deposits are unsecured and non interest bearing. For the fiscal years 2010 and 2009, the Company paid $84,763 and $340,960, respectively to this related party for the equipment’s rental. In September, 2010, we revised our agreement with the Secretary/Treasurer wherein he assumed liability for leases on several vehicles. The security deposit will be applied against his liquidation costs, should they occur. As a result, the Company reduces its monthly lease payments by approximately $12,000 per month. These vehicles were no longer necessary as a result of our decision to withdraw from the scrapping business for the time-being.

During fiscal year 2009 and 2010, the Company issued notes payable to a shareholder and received proceeds of $303,000. The loan is secured by receivables and is payable on demand. Although there was no stated interest on these notes, the Company imputed an interest rate of 10.67% and recorded interest expense of $1,041 in the statement of operations for fiscal year 2009 and $24,505 in fiscal year 2010.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Donahue Associates L.L.C. for services provided during our 2009 and 2008 fiscal years.

	2010	2009
Audit Fees	$8,000	$7,100
Audit Related Fees	$3,000	$3,000
Tax Fees	$1,000	$1,000
Total	$12,000	$11,100

Audit Fees. The fees identified under this caption were for professional services rendered by Donahue Associates L.L.C. for fiscal years 2010 and 2009 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2010 and 2009 were pre-approved by Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

Financial Statements and Schedules.

The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page 31, and is accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS Inc.
	By:	/s/ Daniel Mendes
Daniel Mendes
Chief Executive Officer
October 13, 2010		(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DRS Inc.

Signature	Title	Date
/s/ George Guimont	Secretary/Treasurer, Director	October 13, 2010

/s/ Daniel Mendes	President, Director	October 13, 2010

FINANCIAL STATEMENTS INDEX

EXHIBIT INDEX

* The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Exhibit No. SEC Ref. No. Title of Document

1.	31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3.	32.1 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4.	32.2 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

DRS Inc.

Audited Financial Statements

For the Years Ended June 30, 2010 and June 30, 2009

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of June 30, 2010, the Company's internal control over financial reporting is effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Daniel Mendes
Daniel Mendes, President

DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ.    07750
Phone: (732) 229-7723

Independent Auditor’s Report

The Shareholders,
DRS Inc.

We have audited the accompanying balance sheets of DRS Inc. as of June 30, 2010 and June 30, 2009 and the related statements of operations and changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of DRS Inc. as of June 30, 2010 and June 30, 2009 and the related statements of operations and changes in shareholders’ equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

Monmouth Beach, New Jersey
October 12, 2010

DRS Inc.
Balance Sheets
As of June 30, 2010 and June 30, 2009

ASSETS	30-Jun-10	30-Jun-09
Current assets:
Cash & short term deposits	$24,500	$18,481
Accounts receivable (net of allowance for bad debt)	139,461	322,359
Accounts receivable- related parties	6,882	6,678
Stock subscription receivable	4,950	0
Prepaid expenses	0	24,708
Total current assets	$175,793	$372,226

Other assets:
Fixed assets- net	362,067	645,330
Security deposit- related party	227,681	227,681
Security deposits	27,088	35,088

Total assets	$792,629	$1,280,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable & accrued expenses	$438,402	$465,888
Deferred income- related party	40,000	0
Notes payable	300,000	0
Loan payable- shareholder	328,545	0
Capital lease payable- short term	119,718	153,963
Total current liabilities	$1,226,665	$619,851

Capital lease payable- long term	214,999	397,120
Notes payable	0	300,000
Loan payable- shareholder	0	116,041

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 15,903,718 shares at 6/30/09 and
17,785,718 at 6/30/10	$17,785	$15,903
Additional paid in capital	11,747,036	11,458,893
Retained deficit	(12,413,856)	(11,627,483)
Total shareholders' equity	(649,035)	(152,687)

Total Liabilities & Shareholders' Equity	$792,629	$1,280,325

See the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Years Ended June 30, 2010 and June 30, 2009

	30-Jun-10	30-Jun-09
Revenues:
Net revenues	$1,714,642	$3,205,656
Net revenues - related parties	176,319	291,999
Cost of revenues	(1,955,476)	(2,630,122)
Cost of revenues- related party	(84,763)	(340,960)
Gross margin (loss)	$(149,278)	$526,573

General and administrative expenses:
General administration	$536,228	$1,055,604
Total general & administrative expenses	536,228	1,055,604

Net loss from operations	$(685,506)	$(529,031)

Other revenues (expenses):
Loss on asset disposals	(14,218)	(703)
Other income	5,800	0
Interest income	1,165	1,326
Interest expense	(93,614)	(51,369)

Net loss before provision for income taxes	$(786,373)	$(579,777)

Provision for income taxes	0	0

Net loss	$(786,373)	$(579,777)

Loss per common share:
Basic & fully diluted	$(0.05)	$(0.04)

Weighted average of common shares:
Basic & fully diluted	16,785,800	15,876,410

See the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Years Ended June 30, 2010 and June 30, 2009

	30-Jun-10	30-Jun-09
Operating Activities:
Net loss	$(786,373)	$(579,777)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	174,596	126,012
Bad debt expense	93,555	123,571
Interest expense	24,504	1,041
Loss on asset disposals	14,218	703
Marketing & salary expense	20,025	0
Changes in other operating assets and liabilities :
Accounts receivable	89,343	(139,094)
Accounts receivable- related parties	(204)	1,430
Prepaid expense	24,708	(24,708)
Deferred income- related party	40,000	0
Accounts payable	(25,884)	349,458
Net cash used by operations	$(331,512)	$(141,364)

Investing Activities:
Security deposits	$8,000	$(8,578)
Purchase of equipment	0	(80,098)
Net cash used by investing activities	8,000	(88,676)

Financing Activities:
Issuance of common stock	$265,050	$35,450
Proceeds from note payable	0	150,000
Loans from shareholder	188,000	115,000
Payment of capital lease	(123,519)	(102,454)
Net cash provided by financing activities	329,531	197,996

Net increase (decrease) in cash during the period	$6,019	$(32,044)
Cash balance at July 1st	18,481	50,525
Cash balance at June 30th	$24,500	$18,481

Supplemental disclosures of cash flow information:
Interest paid during the year	$69,110	$50,328
Income taxes paid during the year	$0	$0

See the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Equity
For the Years Ended June 30, 2010 and June 30, 2009

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at June 30, 2008	15,868,268	$15,868	$11,423,478	$(11,047,706)	$391,640

Issuance of common stock	35,450	35	35,415		35,450

Net loss for the fiscal year				(579,777)	(579,777)

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)

Issuance of common stock	668,000	668	262,332		263,000

Shares issued for services	1,200,000	1,200	18,825		20,025

Options exercised	14,000	14	6,986		7,000

Net loss for the fiscal year				(786,373)	(786,373)

Balance at June 30, 2010	17,785,718	$17,785	$11,747,036	$(12,413,856)	$(649,035)

DRS Inc.
Notes to the Financial Statements
For the Years Ended June 30, 2010 and June 30, 2009

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

Income taxes- The Company accounts for income taxes in accordance with generally accepted accounting principles which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

Revenue Recognition- The Company realizes revenues from drywall removal jobs when the existence of an unconditional binding arrangement with a client is present, the work has been performed, the Company fees are determined and fixed, and the assurance of the revenue collection is reasonably secured.  Costs incurred to remove the drywall and dispose waste are charged to cost of revenues.  Such costs include the cost of labor and supplies needed to remove waste from construction sites, the depreciation cost on the vehicles need to remove the waste, and fuel costs.

Bad Debt Expense- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors.  These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $72,073 at June 30, 2010 and $166,792 at June 30, 2009.

Recent accounting pronouncements:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position of the Company.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FASB ASC 855, did not have a material affect on the Company’s financial position.

2. Fair values of Financial Instruments

Cash, accounts receivable, accounts receivable related parties, stock subscription receivable, prepaid expenses, security deposit related party, security deposits, accounts payable and accrued expenses, capital leases payable, deferred income related party, notes payable, and loan payable- shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2010 and June 30, 2009.

3.  Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents of the options outstanding at period end. The effects on net loss per share of the common stock equivalents, however, are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Net loss per common share has been computed as follows:

	30-Jun-10	30-Jun-09

Net loss	$(786,373)	$(579,777)

Total common shares outstanding	17,785,718	15,903,718

Weighted average of shares outstanding	16,785,800	15,876,410

Loss per common share:
Basic & fully diluted	$(0.05)	$(0.04)

4. Concentration of Credit Risks

The Company’s president and secretary have provided personal guarantees on some of the leased vehicles discussed in Note 8. A withdrawal of this support may have a material adverse effect on the Company’s ability to lease equipment.  In addition, the president and secretary combined own approximately 69% (64% subsequent to the transaction discussed in Note14) of the Company and therefore have the majority votes to elect all of the board of directors and control all of the Company’s operations.

5.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	30-Jun-10	30-Jun-09

Net loss before provision for income taxes	$(786,373)	$(579,777)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(604,915)	(409,634)
Allowance for recoverability	604,915	409,634
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$604,915	$409,634
Allowance for recoverability	(604,915)	(409,634)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2030 and 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

6. Issuance of Common Stock and Options

During fiscal year 2009, the Company issued 34,450 shares of common stock and received proceeds of $34,450.  No options were issued during fiscal year 2009.

During fiscal year 2010, the Company issued 668,000 shares of its common stock and 6,000 options to purchase its stock at $0.75 per share expiring in fiscal year 2010.  The Company received proceeds of $263,000 for the issuance.  In addition, the Company issued 1,200,000 shares of common stock to consultants for services rendered valued at $20,025.

During fiscal year 2010, 14,000 options were exercised and the Company received proceeds of $7,000.

There is no formal stock option plan for employees.

A list of options outstanding is as follows:
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at June 30, 2009	3,361,600	$0.41	2.56

Issued	6,000
Expired	(103,936)
Exercised	(14,000)

Outstanding at June 30, 2010	3,249,664	$0.40	1.63

7.  Fixed Assets- Net

The following table is a summary of fixed assets at June 30, 2010 and June 30, 2009:

	30-Jun-10	30-Jun-09

Vehicles	$457,000	$546,650
Equipment	227,459	277,380
Office equipment	6,532	6,532
Furniture & fixtures	15,035	15,035
Accumulated depreciation	(343,959)	(200,267)

Fixed assets- net	$362,067	$645,330

Assets leased under capital lease agreements, more fully discussed in Note 8, are $597,081 at June 30, 2010 and $736,652 at June 30, 2009.  Depreciation expense on these leased assets for fiscal years 2010 and 2009 is $193,589 and $98,073, respectively.

During fiscal year 2010, the Company disposed of $139,571 of the leased assets and recorded a loss on the disposal of $14,218.

8. Commitments and Contingencies

The Company is committed to various non-cancelable operating leases for office, vehicle parking space, and recycling facilities in Washington State.  Future minimum lease payments required under these leases is as follows:

2011	$110,830
2012	114,155
2013	117,576
2014	59,039

Total	$401,600

Rent expense for fiscal years 2010 and 2009 is $74,507 and $190,771, respectively.

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2011	$144,262
2012	74,401
2013	74,401
2014	71,143
2015	26,479

Total minimum lease payments	$390,688

Less amounts representing interest	(55,971)

Present value of net minimum lease payments	$334,717

9.  Litigation

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

10. Related Party Transactions

During fiscal years 2010 and 2009, sales revenues of $176,319 and $291,999, respectively were generated from client companies owned by the Company’s management or other shareholders.  Accounts receivables from these related parties at June 30, 2010 and June 30, 2009 were $6,882 and $6,678, respectively.

The Company has entered into equipment rental agreements with the secretary and treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing. For the fiscal years 2010 and 2009, the Company paid $84,763 and $340,960, respectively to this related party for the equipment’s rental.

 During fiscal year 2010 and fiscal year 2009, the Company issued notes payable to a shareholder and received proceeds of $188,000 and $115,000, respectively.  The loans are secured by the receivables of the Company and are due on demand.  Although there was no stated interest on these notes, the Company imputed an interest rate of 10.67% and recorded the expense in the statement of operations for fiscal years 2009 and 2010.

The Company uses corporate office space at a facility owned by the president of the Company at no charge.

11. Non Cash Transactions

During fiscal year 2009, the Company acquired $435,652 of various equipment through capital leases which is more fully discussed in Note 8.  The transaction has been excluded from the statement of cash flows for the fiscal year 2009 since the transactions did not involve the exchange of cash. During fiscal year 2010, the Company disposed of $139,571 of the leased assets and recorded a loss on the disposal of $14,218. This transaction has also been excluded from the statement of cash flows for fiscal year 2010 since the transaction did not involve cash.

12. Debt

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

A schedule of debt outstanding at June 30, 2010 is as follows:

Lender	Face Amount	Interest Rate	Maturity Date	Collateral
Creditor	200,000	10.00%	Demand	Accounts receivable
Creditor	100,000	12.00%	Demand	Accounts receivable
Related party	303,000	10.67%	Demand	Accounts receivable

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

Management’s plans with regard to this matter are as follows:

Management plans to raise capital through an offering of its common stock. As a result of the decision to withdraw from the drywall installation and scrapping operations, the Company has significantly reduced its monthly operating expenses including the elimination of most of its leased equipment expense. In order to restart operations in the recycling of scrap drywall into gypsum powder and paper, the Company will need to initially raise approximately $1 million. The Company is currently generating plans to raise this initial amount.

14. Subsequent Event

In July 2010, the Company entered into a factoring agreement with a finance company.  The Company will be able to sell up to $100,000 of its accounts receivable to the factoring company, without recourse, and be charged an interest rate of 2%.  In addition, the Company issued 1,500,000 options to purchase its common stock at $0.07 per share maturing in fiscal year 2012 to the factoring company.  The value of these options at issuance, using the Black Sholes option pricing model, was approximately $571,000, which will be charged to the statement of operations in fiscal year 2011.

In September 2010, the management of the Company decided to cease its drywall installation and scrapping business.  In this regard, it transferred all of its leased vehicles and leased equipment to a company owned by the Company’s secretary/treasurer. Upon determination of the Secretary/Treasurer’s liquidation costs if any, the security deposit of $227,681 discussed in Note 10, will be settled.

In September 2010, the Company became contingently liable for $450,000 to the designer of the drywall recycling machine used by the Company.  The amount owed to the designer are payable by the president and secretary of the Company, however, in the event the payment is not made, the Company would become responsible for this debt.

15.  Segment Reporting

The following table is the report of operations by segment for fiscal years 2010 and 2009.

	2010	2009
Sales:
Drywall recycling	$86,847	$213,744
Scrapping	735,904	1,942,228
Drywall services	1,068,210	1,341,683
Total sales	$1,890,961	$3,497,655

Earnings:
Drywall recycling	$(89,208)	$119,325
Scrapping	(105,310)	216,230
Drywall services	29,240	191,018
Corporate	(621,095)	(1,106,350)
Total earnings	$(786,373)	$(579,777)

Depreciation:
Drywall recycling	$19,089	$11,074
Scrapping	118,005	83,671
Drywall services	36,443	28,300
Corporate	1,059	2,967
Total depreciation	$174,596	$126,012