Form 10-Q
period 2010-09-30
DRS Inc.
filed 2010-11-15
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending: September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

We had 17,785,718 shares outstanding of common stock as of November 12, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of September 30, 2010 and June 30, 2010

ASSETS	30-Sep-10	30-Jun-10
Current assets:
Cash & short term deposits	$0	$24,500
Accounts receivable (net of allowance for bad debt)	39,783	139,461
Accounts receivable- related parties	553	6,882
Stock subscription receivable	0	4,950
Total current assets	$40,336	$175,793

Other assets:
Fixed assets- net	231,079	362,067
Security deposit- related party	227,681	227,681
Security deposits	27,088	27,088
Total assets	$526,184	$792,629

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$457,365	$438,402
Bank overdraft	40,447	0
Deferred income- related party	40,000	40,000
Notes payable	300,000	300,000
Loan payable- shareholder	368,847	328,545
Capital lease payable- short term	65,344	119,718
Total current liabilities	$1,272,003	$1,226,665

Convertible debenture- net of conversion feature	16,669	0
Capital lease payable- long term	200,591	214,999

Shareholders' deficit
17,785,718 at 9/30/10	$17,785	$17,785
Additional paid in capital	12,356,973	11,747,036
Retained deficit	(13,337,837)	(12,413,856)
Total shareholders' deficit	(963,079)	(649,035)

Total Liabilities & Shareholders' Deficit	$526,184	$792,629

See the notes to the financial statements.

Statements of Operations
For the Quarters Ended September 30, 2010 and September 30, 2009

Revenues:	30-Sep-10	30-Sep-09
Net revenues	$316,549	$496,685
Net revenues - related parties	7,051	70,398
Cost of revenues	(526,682)	(460,085)
Cost of revenues- related party	(9,000)	(48,750)
Gross margin (loss)	$(212,082)	$58,248

General and administrative expenses:
General administration	$647,284	$244,630
Total general & administrative expenses	647,284	244,630

Net loss from operations	$(859,366)	$(186,382)

Other revenues (expenses):
Loss on Asset Disposals	(40,701)	0
Interest expense	(23,914)	(22,376)
Net loss before provision for income taxes	$(923,981)	$(208,758)
Provision for income taxes	0	0

Net loss	$(923,981)	$(208,758)

Loss per common share:
Basic & fully diluted	$(0.05)	$(0.01)
Weighted average of common shares:
Basic & fully diluted	17,785,718	15,912,817

See the notes to the financial statements.

Statements of Cash Flows
For the Quarters Ended September 30, 2010 and September 30, 2009

Operating Activities:	30-Sep-10	30-Sep-09

Net loss	$(923,981)	$(208,758)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	27,700	52,682
Bad debt expense	0	15,063
Impairment expense	10,473	0
Consulting expense	571,042	0
Interest expense	8,516	3,448
Loss on asset disposals	40,701	0

Changes in other operating assets and liabilities :
Accounts receivable	99,677	146,074
Accounts receivable- related parties	6,329	0
Stock subscription receivable	4,950	0
Prepaid expense	0	6,733
Accounts payable	18,963	(31,017)
Net cash used by operations	$(135,630)	$(15,775)

Investing Activities:
Purchase of equipment	$0	$(11,768)
Net cash used by investing activities	0	(11,768)

Financing Activities:
Issuance of common stock	$0	$18,000
Bank overdraft	40,447	0
Proceeds from convertible debenture	55,564	0
Loans from shareholders	31,786	28,000
Payment of capital lease	(16,667)	(35,993)
Net cash provided by financing activities	111,130	10,007

Net increase (decrease) in cash during the period	$(24,500)	$(17,536)
Cash balance at July 1st	24,500	18,481
Cash balance at September 30th	$0	$945

Supplemental disclosures of cash flow information:
Interest paid during the period	$15,398	$18,928
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

Statement of Changes in Shareholder’s Deficit
For the Quarters Ended September 30, 2010 and September 30, 2009

	Common Shares	Common Par Value	Paid in Capital	Accumulated Deficit	Total	Issue Price Per Share
Balance at June 30, 2010	17,785,718	$17,785	$11,747,036	$(12,413,856)	$(649,035)
Issuance of options			571,042		571,042
Issuance of convertible debenture			38,895		38,895
Net loss for the period				(923,981)	(923,981)
Balance at September 30, 2010	17,785,718	$17,785	$12,356,973	$(13,337,837)	$(963,079)

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)
Issuance of common stock	18,000		18	17,982	18,000	$1.00
Net loss for the period				0	0
Balance at September 30, 2009	15,921,718	$15,921	$11,476,875	$(11,627,483)	$(134,687)

See the note to the Financial Statements

Notes to the Financial Statements

For the Quarters Ended September 30, 2010 and September 30, 2009

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

Revenue Recognition- The Company realizes revenues from drywall removal, scrapping, and installation jobs when the existence of an unconditional binding arrangement with a client is present, the work has been performed, the Company fees are determined and fixed, and the assurance of the revenue collection is reasonably secured.  Costs incurred to remove or install the drywall and dispose waste are charged to cost of revenues.  Such costs include the cost of labor and supplies needed to remove waste from construction sites, the depreciation cost on the vehicles need to remove the waste, and fuel costs.

Bad Debt Expense- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors.  These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $72,073 at September 30, 2010 and $56,073 at September 30, 2009.

2.  Net Loss per Share

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

Net loss per common share has been computed as follows:

	30-Sep-10	30-Sep-09

Net loss	$(923,981)	$(208,758)
Total common shares outstanding	17,785,718	15,921,718
Weighted average of shares outstanding	17,785,718	15,912,817

Loss per common share:
Basic & fully diluted	$(0.05)	$(0.01)

3. Concentration of Credit Risks

The Company’s president and secretary have provided personal guarantees on some of the leased vehicles. A withdrawal of this support may have a material adverse effect on the Company’s ability to lease equipment.  In addition, the president and secretary combined own approximately 69% of the Company and therefore have the majority votes to elect all of the board of directors and control all of the Company’s operations.

4.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	30-Sep-10	30-Sep-09
Net loss before provision for income taxes	$(923,981)	$(579,777)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(658,582)	(379,646)
Allowance for recoverability	658,582	379,646
Provision for income taxes	$0	$0

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$658,582	379,656
Allowance for recoverability	(658,582)	(379,646)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expire in fiscal 2030 and 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

5. Issuance of Common Stock Options

 During the quarter ended September 30, 2010, the Company issued 1,500,000 options to purchase 1,500,000 shares of common stock at $0.07 per share to a financing company as part of a factoring agreement. The factoring agreement allows the Company to sell certain receivables to the factoring company at an interest rate of 2%.  The options expire in July 2011.

The Company applies the Black Sholes option pricing model to value its issuance of options.  The Company estimated certain parameters of the model at issuance as follows; volatility is 21%, dividend yield is 0%, and a risk free interest rate of 0.5%.  Using the model, the Company determined the value of the issuance to be $571,042 and expensed the amount in the statement of operations for the quarter ended September 30, 2010.

A list of options outstanding is as follows:

	Amount	Average Exercise Price	Average Years to Maturity
Outstanding at June 30, 2010	3,249,664	$0.40	1.63
Issued	1,500,000
Expired	0
Exercised	0
Outstanding at September 30, 2010	4,749,664	$0.30	1.19

6.  Fixed Assets - Net

The following table is a summary of fixed assets at September 30, 2010 and June 30, 2010:

	30-Sep-10	30-Jun-10
Vehicles	$240,000	$457,000
Equipment	190,090	227,459
Office equipment	6,532	6,532
Furniture & fixtures	0	15,035
Accumulated depreciation	(205,543)	(343,959)
Fixed assets- net	$231,079	$362,067

Assets leased under capital lease agreements, more fully discussed in Note 7, are $390,081 at September 30, 2010 and $597,081 at June 30, 2010.  Depreciation expense on these leased assets for the quarters ended September 30, 2010 and September 30, 2009 is $25,227 and $50,109, respectively.

During the quarter ended September 30, 2010, the Company disposed of $253,625 of assets and recorded a loss on the disposal of $40,701.  In addition, the Company abandoned some of its furniture and fixtures in unused warehouse space and recorded an impairment expense of $10,473.

7. Commitments and Contingencies

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2011	$84,609
2012	74,401
2013	74,401
2014	61,369
2015	17,652
Total minimum lease payments	$312,433

Less amounts representing interest	(46,499)

Present value of net minimum lease payments	$265,935

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

9. Related Party Transactions

During quarter ended September 30, 2009, sales revenues of $70,398 were generated from companies owned by the Company’s management and other shareholders.  Accounts receivables from related parties at September 30, 2009 were $6,882.  During quarter ended September 30, 2010, sales revenues of $7,051 were generated from companies owned by the Company’s management and other shareholders.  Accounts receivables from related parties at September 30, 2010 were $553.

The Company has entered into equipment rental agreements with the secretary and treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing. For the quarters ended September 30, 2010 and September 30, 2009, the Company paid $9,000 and $48,750, respectively to this related party for the equipment’s rental.

The Company has received advances from the president of the Company and other shareholders of $390,350 through September 30, 2010.  The advances are secured by the receivables of the Company, are due on demand, and have no stated interest rate.  The Company imputed an interest rate of 10.67% on the advances and has recorded the interest expense in the statement of operations.

10. Debt

In September 2010, the Company issued a convertible debenture to a creditor and received proceeds of $55,564.  The debenture matures in September 2013, has an interest rate of 7%, and is convertible at $0.40 per share. As a result of the issue, the Company recorded a beneficial conversion feature of $38,895.  The beneficial conversion feature is recorded as equity and will be amortized to interest expense over the life of the debenture.

A schedule of debt outstanding at September 30, 2010 is as follows:

Lender	Face Amount	Interest Rate	Maturity Date	Collateral

Creditor	$200,000	10.00%	Demand	Accounts receivable
Creditor	$100,000	12.00%	Demand	Accounts receivable
Related party	$368,847	10.67%	Demand	Accounts receivable
Net debenture	$16,669	7.00%	30-Sep-13

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

Management’s plans with regard to this matter are as follows:

Management has carefully reviewed the company’s circumstances and has concluded, as reported in the 10-K for the fiscal year ended June 30, 2010, that continuing in the drywall installation business and the drywall scrapping business is not a viable solution to the company’s recent history of losses, due to the highly competitive nature of the installation business and the insufficient number of scrapping jobs in the company’s local market area. However, it has determined that, with sufficient capital to support its business plan, the drywall recycling business could produce enough profit contribution to make the company profitable in the foreseeable future. The company has considerable experience and expertise in this business, but did not have sufficient capital to support it, which lead to the decision in May 2009 to transfer operations to a Drywall Recycling Services, Inc. Management feels that its expertise, plus the high margins and scalability of the business gives the company a reasonable opportunity to turn around the company’s losses into profits. Management has determined that its needs approximately $1 million of new capital to commence operations in the drywall recycling business with additional capital, the amount of which as yet undetermined, needed over the course of the next 1-2 years to support expansion. Management is currently finalizing plans to raise this needed capital and intends to begin executing on this new business plan in its second fiscal quarter of 2011. Without an infusion of capital the company will be unable to execute on the new business plan and may have to reduce operations even further, in order to keep from going out of business entirely.

12. Subsequent Events

On November 15, 2010, George Guimont, the Company’s Director and Secretary/Treasurer, announced his resignation from these positions with the Company, effective November 30, 2010. The Company is currently considering its options to replace Mr. Guimont in these positions.

13. Segment Reporting

The result of operations by segment is as follows:

	30-Sep-10	30-Sep-09
Sales:
Drywall recycling	$47	$65,728
Scrapping	45,330	501,355
Drywall installation	278,223	0
Total sales	$323,600	$567,083
Earnings:
Drywall recycling	$(8,263)	$22,190
Scrapping	(168,018)	36,058
Drywall installation	(35,802)	0
Corporate	(711,899)	(267,006)
Total earnings	$(923,981)	$(208,758)
Depreciation:
Drywall recycling	$3,047	$15,640
Scrapping	18,836	36,492
Drywall Installation	5,817	0
Corporate	0	550
Total depreciation	$27,700	$52,682

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

In September, 2010, we decided to refocus our attention on the drywall scrap recycling operations, while withdrawing for the time-being from both the drywall installation business and the drywall scrapping business. To this end, we intend to rise capital to repurchase the drywall scrap recycling processing operation that we previously owned, as well as to expand the recycling operation to other regions of the country by opening new facilities, based on what we learned when we were previously involved in the drywall scrap recycling business. We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

Results of Operations

For the Three months ending September 30, 2010 and September 30, 2009

Sales revenue in the quarter ended September 30, 2010 were $323,600 which is a 43% decrease from revenues in the corresponding quarter in 2009. This decrease was driven by several factors, including the following:

•	The fiercely competitive environment in the drywall installation business;

•	The lack of scrapping jobs in a concentrated geographic area;

•	The lack of working capital to support being able to take on new work:

•	The change in credit terms with a major customer wherein payment terms were extended to 85 days from 30 days, which used working capital; and

•	Ultimately the decision in September, 2010 to withdraw from the drywall installation business and the drywall scrapping business.

Cost of revenue exceeded sales revenue in the quarter ended September 30, 2010, resulting in a negative gross profit margin of $212,082, compared to a gross profit margin of $58,248 in the corresponding quarter of 2009. This deterioration resulted from the following:

•	A reduction in revenue realized on each job, caused by the fierce competitive environment;

•	Not having enough overall revenue to offset fixed costs and depreciation in the cost of revenue; and

•	Not having a sufficient number of jobs to use direct labor efficiently.

General & Administrative expenses were $649,284 in the quarter ended September 30, 2010, which was a 165% increase in General & Administrative expense incurred in the same quarter of 2009. However, these expenses included a one-time, non-cash charge if $571,042 to record the cost of stock options that were issued to a company that entered into an agreement with the company to factor accounts receivable. Without this non-cash item, General & Administrative expense was $76,242, which is a 69% reduction in comparable expenses from the same quarter in 2009. This decrease arose from management’s efforts to minimize losses as much as possible, in light of the extremely difficult operating environment. These reductions in expense arose mainly from Salaries & Benefits, Insurance Costs, Consulting costs, and Administration costs. As a result, the company had a net loss from operations of $859,366 in the current quarter, compared to a net loss from operations of $186,382 in the same quarter in 2009. This loss was $288,324 after adjusting for the non-cash charge noted in the paragraph above, which is 55% larger than the loss from the corresponding quarter in 2009.

The company incurred a loss of disposal of assets of $40,701 as a result of reducing the truck fleet, which resulted in a reduction of monthly operating expense. It also incurred interest expense of $23,914 in the current quarter compared to interest expense of $22,376 incurred in the same quarter last year. Net loss for the current quarter was $923,981, compared to $208,758 during the same quarter a year earlier. After adjusting for the non-cash charge noted above, the net loss was $352,939.

Basic and diluted loss per share was $.05 in the current quarter, compared to $.01 in the same quarter of 2009. Weighted average common shares outstanding increased from 15,912,817 to 17,785, 718, as the company issued shares to source cash to offset losses.

Liquidity & Capital Resources

Cash on hand at September 30, 2010 was $0, compared to $24,500 at June 30, 2010. During the quarter, the company used $135,630 in operations, comprised of the net loss of $923,981, offset by non-cash charges of $658,432, and reductions in accounts receivable and stock subscription receivable. The cash that was used in operations was offset by shareholder loans, a convertible loan and bank overdrafts, and using up the cash on hand at June 30, 2010. $16,667 was used to make payment on a capital lease during the quarter. As a result primarily of the above, non-cash working capital decreased by $156,295 during the quarter.

During the quarter, management determined that it was unlikely to be successful continuing in the fiercely competitive drywall installation business and the uncertain drywall scrapping business. As a result, the decision was made to cease operations for the time-being at least, in both of these businesses. Accordingly, net losses are expected to be less in the following quarters, and hence there will be less pressure on the company to source cash to support operations. The company is preparing a business plan to re-enter the drywall scrap recycling business and expects to complete this plan and begin executing on it during the following quarter. Management estimates that the company needs $1 million to commence operations in the drywall recycling business, and an additional amount, as yet undetermined, required within the next 1-2 years, depending on how rapid the company’s desired growth rate is, which will be determined when the business plan is completed. Without an infusion of capital the company will be unable to execute on the new business plan and may have to reduce operations even further, in order to keep from going out of business entirely.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold and assets or liabilities requiring disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 15, 2010, George Guimont, our Director and Secretary/Treasurer, announced his resignation from these positions with the Company, effective November 30, 2010. We are currently considering our options to replace Mr. Guimont in these positions.

ITEM 6. EXHIBITS

Please see Exhibit Index located behind the signature.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 2010	DRS Inc.
	By:	/s/ Daniel Mendes
Daniel Mendes
Principal Executive Officer
	By:	/s/ George Guimont
George Guimont
Principal Financial Officer

EXHIBIT INDEX

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