Form 10-Q
period 2010-12-31
DRS Inc.
filed 2011-02-14
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending: December 31, 2010

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

(206) 920-9104
(Registrant’s Telephone Number, Including Area Code)

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

We had 18,882,268 shares outstanding of common stock as of February 11, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of December 31 and June 30, 2010
ASSETS	30-Dec-10	30-Jun-10
Current assets:
Cash & short term deposits	$97	$24,500
Accounts receivable (net of allowance for bad debt)	8,041	139,461
Accounts receivable- related parties	0	6,882
Stock subscription receivable	0	4,950
Total current assets	$8,138	$175,793

Other assets:
Fixed assets- net	203,321	362,067
Security deposit- related party	227,681	227,681
Security deposits	27,088	27,088
Total assets	$466,228	$792,629

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$631,916	$438,402
Deferred income	40,000	40,000
Notes payable	300,000	300,000
Loan payable- shareholder	415,547	328,545
Capital lease payable- short term	65,012	119,718
Total current liabilities	$1,450,475	$1,226,665

Convertible debenture payable	25,057	0
Capital lease payable- long term	185,903	214,999

Shareholders' deficit
17,785,718 at 9/30/10	$17,785	$17,785
Additional paid in capital	12,356,973	11,747,036
Retained deficit	(13,569,965)	(12,413,856)
Total shareholders' deficit	(1,195,207)	(649,035)

Total Liabilities & Shareholders' Deficit	$466,228	$792,629

See the notes to the financial statements.

Statements of Operations
For the Quarters Ended December 31, 2010 and December 31, 2009

	6 Months	6 Months	3 Months	3 Months
Revenues:	31-Dec-10	31-Dec-09	31-Dec-10	31-Dec-09
Net revenues	$316,549	$936,586	$0	$439,617
Net revenues - related parties	7,051	104,339	0	34,225
Cost of revenues	(591,477)	(878,873)	(64,795)	(406,318)
Cost of revenues- related party	(9,000)	(69,750)	0	(33,4700)
Gross margin (loss)	$(276,877)	$92,302	$(64,795)	$34,054

General and administrative expenses:
General administration	$800,894	$314,476	$153,610	$69,846
Total general & administrative expenses	$800,894	314,476	153,610	69,846

Net loss from operations	$(1,077,771)	$(222,174)	$(218,405)	$(35,792)

Other revenues (expenses):
Interest expense	(78,338)	(46,191)	(54,424)	(23,815)

Net loss before provision for income taxes	$(1,156,109)	$(268,365)	$(272,829)	$(59,607)

Provision for income taxes	0	0	0	0

Net loss	$(1,156,109	$(268,365)	(272,829)	$(59,607)

Loss per common share:
Basic & fully diluted	$(0.07)	$(0.02)	$(0.02)	$(0.00)

Weighted average of common shares:
Basic & fully diluted	17,785,718	15,917,292	17,785,718	15,921,718

See the notes to the financial statements.

Statements of Cash Flows
For the Quarters Ended December 31, 2010 and December 31, 2009

Operating Activities:	31-Dec-10	31-Dec-09

Net loss	$(1,156,109)	$(268,365)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting expense	571,042	0
Depreciation expense	55,151	112,434
Bad debt expense	(22,180)	0
Interest expense	0	3,448
Loss on asset disposals	40,702	0

Changes in other operating assets and liabilities :
Accounts receivable	153,600	127658
Accounts receivable- related parties	6,882	0
Stock subscription receivable	4,950	0
Accounts payable	193,514	11,619
Net cash used by operations	$(152,448)	$(13,206)

Investing Activities:
Purchase of equipment	$0	$(31,236)
Net cash used by investing activities	0	(31,236)

Financing Activities:
Proceeds from convertible debenture issuance	63,952	0
Issuance of common stock	$0	$18,000
Loans from shareholder	87,002	97,441
Payment of capital lease	(22,909)	(75,040)
Net cash provided by financing activities	128,045	40,401

Net increase (decrease) in cash during the period	$(24,403)	$(4,041)
Cash balance at July 1st	24,500	18,481
Cash balance at September 30th	$97	$14,440

Supplemental disclosures of cash flow information:
Interest paid during the period	$11,170	$42,743
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

Statement of Changes in Shareholder’s Deficit
For the Quarters Ended December 31, 2010 and December 31, 2009

	Common Shares	Common Par Value	Paid in Capital	Accumulated Deficit	Total	Issue Price Per Share
Balance at June 30, 2010	17,785,718	$17,785	$11,747,036	$(12,413,856)	$(649,035)
Issuance of options			571,042		571,042
Issuance of convertible debenture			38,895		38,895
Net loss for the fiscal year				(1,156,109)	(1,156,109)
Balance at December 31, 2010	17,785,718	$17,785	$12,356,973	$(13,569,965)	$(1,195,207)

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)
Issuance of common stock	18,000	18	17,982		18,000	$1.00
Net loss for the period				(268,365)	(268,365)
Balance at December 31, 2009	15,921,718	$15,921	$11,476,875	$(11,895,848)	$(403,052)

See the note to the Financial Statements

DRS Inc.
Notes to the Financial Statements
For the Quarters Ended December 31, 2010 and December 31, 2009

1.   Organization of the Company and Significant Accounting Principles

DRS Inc. (the “Company”) is a corporation formed in November 2006 in the state of Nevada. The Company removes drywall and other rubbish from construction sites for disposal and recycling.  The Company operates mainly in the state of Washington.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

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

Bad Debt Expense- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors.  These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $49,893 at December 31, 2010 and $72,073 at June 30, 2010.

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

Net loss per common share has been computed as follows:

	31-Dec-10	31-Dec-09
Net loss	$(1,156,109)	$(268,365)
Total common shares outstanding	17,785,718	15,921,718
Weighted average of shares outstanding	17,785,718	15,917,292
Loss per common share:
Basic & fully diluted	$(0.07)	$(0.00)

3. Concentration of Credit Risks

The Company’s president and former secretary/treasurer have provided personal guarantees on some of the leased vehicles. A withdrawal of this support may have a material adverse effect on the Company’s ability to lease equipment.  In addition, the president and former secretary/treasurer combined own approximately 61% of the Company and therefore have the majority votes to elect all of the board of directors and control all of the Company’s operations.

4.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	31-Dec-10	31-Dec-09
Net loss before provision for income taxes	$(1,156,109)	$(268,365)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(749,112)	(402,892)
Allowance for recoverability	749,112	402,892
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:
Timing differences	$749,112	$402,892
Allowance for recoverability	(749,112)	(402,892)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal year 2030 and 2029 may not be recoverable upon the purchase of the Company under current IRS statutes.

5. Issuance of Common Stock Options

 During the six months ended December 31, 2010, the Company issued 1,500,000 options to purchase 1,500,000 shares of common stock at $0.07 per share to a financing company as part of a factoring agreement.  The factoring agreement allows the Company to sell certain receivables to the factoring company at an interest rate of 2%.  This agreement has expired and all amounts repaid in full. The options expire in July 2011, unless exercised.

The Company applies the Black Sholes option pricing model to value its issuance of options.  The Company estimated certain parameters of the model at issuance as follows; volatility is 21%, dividend yield is 0%, and a risk free interest rate of 0.5%.  Using the model, the Company determined the value of the issuance to be $571,042 and expensed the amount in the statement of operations for the six months ended December 31, 2010.

A list of options outstanding is as follows:
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2010	3,251,664	$0.41	1.63
Issued	1,500,000
Expired	(8,000)
Exercised	0
Outstanding at December 31, 2010	4,743,664	$0.29	1.44

6.  Fixed Assets- Net

The following table is a summary of fixed assets at December 31, 2010 and June 30, 2010:
	31-Dec-10	30-Jun-10
Vehicles	$240,000	$457,000
Equipment	190,062	227,459
Office equipment	6,532	6,532
Furniture & fixtures	0	15,035
Accumulated depreciation	(233,273)	(343,959)
Fixed assets- net	$203,321	$362,067

Assets leased under capital lease agreements, more fully discussed in Note 7, are $390,081 at December 31, 2010 and $597,081 at June 30, 2010.  Depreciation expense on these leased assets for the six months ended December 31, 2010 and December 31, 2009 is $50,454 and $88,725, respectively.

During the six months ended December 31, 2010, the Company disposed of $253,625 of assets and recorded a loss on the disposal of $40,701.  In addition, the Company abandoned some of its furniture and fixtures in unused warehouse space and recorded an impairment expense of $10,473.

7. Commitments and Contingencies

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2011	$80,781
2012	74,401
2013	74,401
2014	51,595
2015	8,826
Total minimum lease payments	$290,006

Less amounts representing interest	(41,091)

Present value of net minimum lease payments	$248,915

8.  Litigation

The following is a summary of litigation at was commenced in each quarter since the period ended June 30, 2009. There are currently three lawsuits outstanding.

Lawsuit filed during the quarter ended June 30, 2009:

McEvoy Oil Company sued for non-payment of invoices totalling $17,709.51. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs totalling $5,445.06. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was  $23,325.85, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuit filed during the quarter ended September 30, 2009:

Pacific Fibre Products Inc. filed a lawsuit for non-payment of invoices totalling $8,853.60. On September 24, 2010, the plaintiff was granted a judgment, awarding interest and costs totalling $1,913.54. In addition, plaintiff is entitled to receive 12% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $11,113.22, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Poly-America L.P. filed a lawsuit for non-payment of invoices totalling $7,540.60. On October 22, 2009, plaintiff was granted a judgment, awarding it interest and costs totalling $1,708.00. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $9,799.72, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuits filed during the quarter ended December 31, 2009:

Scan Coin North, Inc. filed a lawsuit for non-payment of invoices totalling $5,762.55. On December 7, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $3,323.28. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $9,193.37, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Industrial Hydraulic Services filed a lawsuit for non-payment of invoices totalling $3,047.91, which has not been concluded. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

 National Service bureau filed a lawsuit for non-payment of invoices totaling $4,488.21, which has not been concluded. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

Lawsuits filed during the quarter ended December 31, 2010:

Nelson Distributing, Inc. filed a lawsuit for non-payment of invoices totaling $37,320.07. On December 15, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $6,827.13. In addition, plaintiff is entitled to receive 18% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $44,495.54, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

A total of $23,417.90 was accrued in the quarter ended December 31, 2010 to account for costs and interest as of that date. This estimate could have been spread over the several quarters that elapsed since the original lawsuit filed in the quarter ended June 30, 2009; however, management chose not to do that due to the lack of materiality. Management intends to disclose each quarter going forward any new lawsuits that are filed, as well as to provide periodic updates on existing lawsuits.

On January 22, 2011, Teletrac Inc. filed a suit against the company claiming and unpaid invoice balance of $30,960.30 plus 12% interest since March 28, 2010, attorney’s fees and court costs. The company has not yet responded to this complaint.

9. Related Party Transactions

The Company has entered into equipment rental agreements with the former secretary/treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing.

The Company has received advances from the president of the Company and other shareholders of $415,547 through December 31, 2010.  The advances are secured by the receivables of the Company, are due on demand, and have no stated interest rate.  The Company imputed an interest rate of 10.67% on the advances and has recorded the interest expense in the statement of operations.

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

A schedule of debt outstanding at December 31, 2010 is as follows:

					Approximate
	Face	Interest	Maturity		Fair
Lender	Amount	Rate	Date	Collateral	Value
Creditor	$200,000	10.00%	Demand	Accounts receivable	$198,500
Creditor	$100,000	12.00%	Demand	Accounts receivable	$99,250
Related party	$390,000	10.67%	Demand	Accounts receivable	$387,500
Net debenture	$25,057	7.00%	30-Sep-13	None	$24,950

11. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and continues to rely on financing and the issuance of shares to raise capital to fund its business operations.

Based upon current plans, the company expects to incur operating losses in future periods. The Company intends to refocus its attention on the drywall scrap recycling business and anticipates that an initial capital infusion of $1 million is needed to repurchase the drywall scrap recycling operation previously owned by the Company. Follow-on investment will be required depending upon the rate of expansion of the recycling business. The Company intends to raise the needed capital through two separate means. Firstly, the principal shareholders intend to continue to sell restricted common shares owned by them by offering them on the OTCBB and Pink Sheet OTCQB markets. This has and will continue to be accomplished by compliance with the conditions set forth in Rule 144 of the Securities Act of 1933 (the “Act”). In turn, the proceeds of such sales will be loaned to the Company on terms favorable to the Company, on the same or similar terms as on previous transactions between the principals and the Company, wherein loans were made to the Company with zero interest. Secondly, The Company intends to issue stock through a private placement pursuant to Section 4(2) of the Act. The offering will be made to a select group of individuals who either are current shareholders or who are sufficiently familiar with the Company to successfully evaluate the risks associated with this endeavor. By focusing on recycling, it is anticipated that the Company will reach markets not burdened by the sluggish housing market. The Company has successfully concluded small private offerings in the past and feel confident in our ability to raise needed capital in the future. The Company considers a private raise to be the most cost effective way to meet its capital needs. The Company is considering engaging a FINRA broker-dealer to assist in its efforts, but have not as of this date, identified an appropriate broker-dealer. While there can be no assurance of a successful raise, management has every expectation that it can meet the Company’s capital needs until such time as the recycling operations achieve profitability. The Company is in the process of setting the amount of the raise-up and the offering price based upon our assessment of the Company’s current operating results.

12. Subsequent Events

On January 22, 2011, Teletrac Inc. filed a suit against the company claiming and unpaid invoice balance of $30,960.30 plus 12% interest since March 28, 2010, attorney’s fees and court costs. The company has not yet responded to this complaint.

13. Segment Reporting

The result of operations by segment is as follows:

	31-Dec-10	31-Dec-09
Sales:
Drywall recycling	$47	$90,275
Scrapping	45,330	502,018
Drywall installation	278,223	448,632
Total sales	$323,600	$1,040,925
Earnings
Drywall recycling	$(121,586)	$82,982
Scrapping	(208,394)	77,949
Drywall installation	53,102	(68,629)
Corporate	(879,232)	(360,667)
Total earnings	$(1,156,109)	$(268,365)
Depreciation
Drywall recycling	$6,067	$12,251
Scrapping	37,503	75,735
Drywall Installation	11,582	23,389
Corporate	0	1,059
Total depreciation	$55,151	$112,434

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

Overview

The Company was incorporated in November 2006 and during the fiscal year ended June 30, 2010 and the first quarter of the current fiscal year was focused on the installation of drywall and the removal of drywall waste from construction sites for disposal and recycling in the Northwest United States. Until May, 2009, DRS had owned a facility that recycles scrap drywall into gypsum powder and paper for sale to farmers in Washington State. At that time, the recycling operation was taken over by a former employee and DRS began receiving a royalty of 2% of the revenues of the recycling facility.

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

Results of Operations
For the Six Months ending December 31, 2010 and December 31, 2009

Sales revenue in the six month period ended December 31, 2010 was $323,600, compared to $1,040,925 in the corresponding period in 2009. Cost of Revenue in the period was $600,447, resulting in a negative Gross Margin of $276,877, compared to Cost of Revenue of $948,623 and a positive Gross Margin of $92,302 in the corresponding period in 2009. The negative trends result primarily from two factors:

1.	The deteriorating ability of the Company to attract profitable bidding opportunities for its installation and scrapping businesses as reported and discussed in the previous quarter; and

2.	The process of winding-down operations stemming from our decision in September 2010 to exit, for the time-being at least, the installation and scrapping businesses.

General & Administrative expenses were $800,894 in the six months ended December 31, 2010, compared to $314,476 in the six months ended December 31, 2009. As reported in the previous quarter, these expenses included a one-time, non-cash charge if $571,042 to record the cost of stock options that were issued to a company that entered into an agreement with the company to factor accounts receivable. Without this non-cash item, General & Administrative expense was $229,852, compared to $314,476 in the corresponding period in 2009. This decrease resulted from efforts to reduce administrative costs as much as possible in order to minimize external funding required to support operations while the Company executed on its plan to raise new capital and re-enter the drywall recycling business as previously reported.

Net loss for the six months ended December 31, 2010 was $1,156,109, compared to $268,365 in the same period in 2009. The increased loss resulted primarily from the non-cash charge described in the preceding paragraph, and the process of wind-down our installation and scrapping operations.

Basic and diluted loss per share was $.07 in the for the six month period ending December 31, 2010, compared to $.02 in the same period in. Weighted average common shares outstanding increased from 15,917,292 to 17,785,718, as the company issued shares for services and to source cash to offset losses.

Liquidity & Capital Resources

Cash on hand at September 30, 2010 was $97, compared to $24,500 at June 30, 2010. During the six month period, the company used $152,448 in operations, comprised of the net loss of $1,156,109, offset by non-cash charges of $626,193, and reductions in accounts receivable and increases in accounts payable. The cash that was used in operations was offset by shareholder loans and a convertible loan, as well as using up the cash on hand at June 30, 2010. $22,909 was used to make payments on a capital lease during the six months, compared to $75,040 in the first six months of 2009.

Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business. Due to the significant decreases in housing starts between 2006 and 2009, there is a great deal of uncertainty regarding the amount of revenue that can be generated. However, we believe that by focusing on the processing of drywall scrap into recycled products, we will be operating in the segment of the business that is least likely to fluctuate with rises and falls in housing starts because a significant portion of the revenues will be derived from sources outside of the housing industry.

It is our intention to refocus our attention on the drywall scrap recycling business. For this purpose, we anticipate that an initial capital infusion of $1 million is needed to repurchase the drywall scrap recycling operation previously owned by the Company. Follow-on investment will be required depending upon the rate of expansion of the recycling business. It is our intention to raise the needed capital through two separate means. Firstly, our principal shareholders intend to continue to sell restricted common shares owned by them by offering them on the OTCBB and Pink Sheet OTCQB markets. This has and will continue to be accomplished by compliance with the conditions set forth in Rule 144 of the Securities Act of 1933 (the “Act”). In turn, the proceeds of such sales will be loaned to the Company on terms favorable to the Company, on the same or similar terms as on previous transactions between the principals and the Company, wherein loans were made to the Company with zero interest. Secondly, we intend to issue stock through a private placement pursuant to Section 4(2) of the Act. The offering will be made to a select group of individuals who either are current shareholders or who are sufficiently familiar with the Company to successfully evaluate the risks associated with this endeavor. By focusing on recycling, it is anticipated that the Company will reach markets not burdened by the sluggish housing market. We have successfully concluded small private offerings in the past and feel confident in our ability to raise needed capital in the future. The Company considers a private raise to be the most cost effective way to meet its capital needs. We are considering engaging a FINRA broker-dealer to assist in our efforts, but have not as of this date, identified an appropriate broker-dealer. While there can be no assurance of a successful raise, we have every expectation that we can meet our capital needs until such time as the recycling operations achieve profitability. We are in the process of setting the amount of the raise-up and the offering price based upon our assessment of the Company’s current operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold and assets or liabilities requiring disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our President, who is our chief executive officer, and our Secretary/Treasurer, who is our chief financial officer, (the role of Secretary/Treasurer and hence Chief Financial Officer has temporarily been assumed by our President, stemming from the resignation of our former Secretary/Treasurer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 30, 2010. Based on the review described above, our President and Secretary/Treasurer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, and that no changes to controls and procedures were made or were needed to be during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a summary of litigation that was commenced in each quarter since the period ended June 30, 2009. There are currently three lawsuits outstanding.

Lawsuit filed during the quarter ended June 30, 2009:

McEvoy Oil Company sued for non-payment of invoices totalling $17,709.51. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs totalling $5,445.06. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was  $23,325.85, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuit filed during the quarter ended September 30, 2009:

Pacific Fibre Products Inc. filed a lawsuit for non-payment of invoices totalling $8,853.60. On September 24, 2010, the plaintiff was granted a judgment, awarding interest and costs totalling $1,913.54. In addition, plaintiff is entitled to receive 12% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $11,113.22, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Poly-America L.P. filed a lawsuit for non-payment of invoices totalling $7,540.60. On October 22, 2009, plaintiff was granted a judgment, awarding it interest and costs totalling $1,708.00. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $9,799.72, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuits filed during the quarter ended December 31, 2009:

Scan Coin North, Inc. filed a lawsuit for non-payment of invoices totalling $5,762.55. On December 7, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $3,323.28. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $9,193.37, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Industrial Hydraulic Services filed a lawsuit for non-payment of invoices totalling $3,047.91, which has not been concluded. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

 National Service bureau filed a lawsuit for non-payment of invoices totaling $4,488.21, which has not been concluded. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

Lawsuits filed during the quarter ended December 31, 2010:

Nelson Distributing, Inc. filed a lawsuit for non-payment of invoices totaling $37,320.07. On December 15, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $6,827.13. In addition, plaintiff is entitled to receive 18% interest on the judgment amount until it is paid in full. As of December 31, 2010, the total amount accrued was $44,495.54, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

A total of $23,417.90 was accrued in the quarter ended December 31, 2010 to account for costs and interest as of that date. This estimate could have been spread over the several quarters that elapsed since the original lawsuit filed in the quarter ended June 30, 2009; however, management chose not to do that due to the lack of materiality. Management intends to disclose each quarter going forward any new lawsuits that are filed, as well as to provide periodic updates on existing lawsuits.

On January 22, 2011, Teletrac Inc. filed a suit against the company claiming and unpaid invoice balance of $30,960.30 plus 12% interest since March 28, 2010, attorney’s fees and court costs. The company has not yet responded to this complaint.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 15, 2010, George Guimont, our Director and Secretary/Treasurer, announced his resignation from these positions with the Company, effective November 30, 2010. We are currently considering our options to replace Mr. Guimont in these positions. In the interim, our President, Daniel Mendes, has assumed the role of Secretary/Treasurer.

ITEM 6. EXHIBITS

Please see Exhibit Index located behind the signature.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2011	DRS Inc.
By:
Daniel Mendes
Principal Executive Officer
By:
Daniel Mendes
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