Form 10-K/A
period 2010-06-30
DRS Inc.
filed 2011-04-21
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending: June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-148094

DRS Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5914452
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4004 NE 4th ST, Suite 107-315, Renton WA	98056
(Address of principal executive offices)	(Zip Code)

206-920-9104
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K/A or any amendments to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2009 was $898,163.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 18,882,268 shares outstanding of common stock as of April 19, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K/A that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this annual report on Form 10-K/A, along with the following possible events or factors:

•	the financial and operating performance of our operations;
•	our ability to achieve and/or maintain profitability over time;
•	the successful execution of our growth strategies;
•	the impact of competition;
•	available market opportunities; and
•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this annual report on Form 10-K/A and in detail under “Item 1A. Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report on Form 10-K/A. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to DRS Inc., a Nevada corporation.

PART I

Item 1.  Business

Overview

DRS Inc. was incorporated under the laws of the state of Nevada on November 17, 2006.  We have operated as a drywall subcontractor, drywall scrapper, drywall recycler and hauler, as described below. Since inception, most of our business has been conducted in the states of Washington and Oregon.  We have worked primarily in the residential sector and have provided drywall services for single and multi-family housing, as well as new construction and remodels.

As a drywall subcontractor, we stocked (providing required materials including sheetrock) and installed the drywall, finished the  drywall surface with a “taping and mudding” process, and then applied a coat of primer and “texturing” (or wall decoration) of the surface leaving a finished product that is ready for finish painting. The work was performed by craftsmen who have sufficient skills and knowledge of the drywall business, either through formal apprenticeship training or through practical on-the-job work experience, to be recognized in the drywall industry as being qualified to perform the work of the trade. In the most recent fiscal year, drywall installation accounted for 58% of our revenues.

The scrapping business involved the collection and removal of drywall scrap from the job site, both from job sites where we performed the installation of the drywall, as well as job-sites where other sub-contractors performed the installation of the drywall. Typically, based on our experience, 15-20% of the new drywall material that is delivered to a job site becomes scrap. Our employees loaded the scrap onto our trucks and broom swept the site as part of our service. We charged for such services based on the total square footage of drywall that was originally delivered to the job site. For additional charge, we also sometimes prepared the area for finish painting. All of the drywall we scrap was taken either to drywall manufacturers or to a facility (“the Ridgefield facility”) that uses the scrap drywall in a unique process described below. Drywall scrap has historically been collected at several locations, some of which had been, at various times, leased by us. When at least 30 tons of scrap drywall was accumulated, the scrap was shipped, at times via our own trucks and at times via third party carriers to either to one of several drywall manufacturers in the Northwest region of the United States, or to the Ridgefield facility that converts the scrap drywall to gypsum powder and paper at a rate of approximately 90% gypsum powder and 10% paper, with minimal or no shrinkage. The gypsum powder is currently sold to farmers for fertilizer and soil amendment, and the paper is sold to farmers for use as animal bedding.

We were instrumental in the early development of the Ridgefield facility, the process for converting scrap drywall into gypsum powder and recycled paper, and the development of end-sale markets. The core processing equipment at the Ridgefield facility is owned by Daniel Mendes and George Guimont, DRS’ President and former Secretary/Treasurer, respectively (Mr. Guimont resigned as Director and Secretary/Treasurer effective November 30, 2010). In May, 2009, we entered into an operating agreement whereby a third party, Drywall Recycling Services, Inc., assumed responsibility for operating the Ridgefield facility, including the payment of rent and other operating expenses. Under the agreement, DRS is entitled to receive 2% of revenues from the facility but is not responsible for profits and losses, or providing operating capital. Drywall Recycling Services, Inc. is owned and operated by Brian Thompson, Sr., who prior to May, 2009, was the senior sales person at DRS. The transition was made in order to relieve DRS of the financial pressure of operating the facility itself. Daniel Mendes and George Guimont are entitled to receive $1,500 each per month, but have not received any compensation to date, for the use of the core operating equipment. Daniel Mendes and Daniel Guimont (an employee of DRS and son of George Guimont) and contingently DRS owe fees, interest and penalties relating to royalty charges on the core processing equipment totaling $450,000 to a third party. Daniel Mendes has pledged his ownership interest in a real estate property to provide collateral to offset a substantial portion of the amount owing to the third party. DRS remains liable for the property lease where the Ridgefield facility is located for the balance of the lease term which expires in December 2013, in the event that Drywall Recycling Services, Inc. was unable to make the lease payments.

During the fiscal year ended June 30, 2010, DRS began performing more drywall installation work in order to boost revenues and provide a greater contribution towards overhead. In September, 2010, we decided to scale back the drywall installation business and instead reduce operating costs as much as possible, because the business had become extremely competitive and one of our major installation customers began demanding 85 day credit terms. In addition, we decided to stop doing drywall scrapping until such time as potential business increased again, and instead substantially reduced the fixed cost of operating and maintaining a fleet of specialized trucks required for scrapping jobs. Our intention is to raise capital and move forward with drywall recycling as the core part of our business, including, if possible, taking back the Ridgefield facility, as well as the construction and development of several additional facilities in states other than Washington and Oregon.

 Sources of Drywall Materials

The majority (over 90%) of the drywall materials we used as a drywall sub-contractor have been purchased from Building Specialties, Inc. Materials were purchased as needed and delivered by Building Specialties, Inc. directly to each individual job site. Purchases have decreased dramatically subsequent to the end of the fiscal year as a result of the decision to reduce our involvement in the drywall installation business.

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

Drywall installation and scrapping jobs are typically bid on the basis of the total square footage of drywall material delivered to the jobsite. A standard rule of thumb used by DRS and others in the industry is that the amount of drywall required to drywall a house equals 3.5 times the home’s floor square footage. Thus, in a typical average-sized 2,300 square foot home, the amount of drywall required would be 8,050 square feet. We estimate, based on our experience, that 15-20% of drywall delivered to a home for installation will end up as scrap; thus the amount of scrap from our example 2,300 square foot home will range from 1208 to 1,610 square feet of scrap drywall, weighing 1.026 to 1.288 tons (for typical one-half inch drywall). We have been able to charge approximately $.03 per square foot of total drywall stocked for the house to remove scrap from job sites, which equates to approximately $241.50 per our average-sized house example. The revenue opportunity per house is thus not very high for scrapping, but in order to achieve these revenues, DRS must carry a fleet of specialized vehicles for hauling the scrap away. Due to these factors, we came to the conclusion that, for the time-being at least, DRS did not have the financial capacity to be in the scrapping business, and that there simply wasn’t enough business concentrated within an area due to the economic downturn and reduction of home construction in the region to make the scrapping business profitable. Readers should note that the methods for estimating the amount of drywall to be used in an installation job and the estimates used to determine the amount of drywall scrap are believed by management to be reasonable and are typical of similar estimations used throughout the industry.

If the estimates described above apply throughout all housing starts in the United States, then it is obvious that an enormous amount of scrap drywall is generated even in periods of reduced housing starts, such that between approximately 568,500 and 758,000 tons of drywall is scrap from new housing construction. These figures are based on average single family homes and do not include many others sources of scrap drywall such as apartment building and commercial properties. In 2006, these same calculations would equate to between approximately 1.8 million and 2.5 million tons of drywall scrap based on the average sized single family home. Though these are just estimates, management believes that an enormous amount of drywall scrap finds its way into landfill sites throughout the country and that there is a significant market opportunity to capture a sufficient supply of scrap drywall to support profitable operations in multiple locations. We believe that there currently are few possibilities for the use of drywall scrap.

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

Mr. George Guimont, who had served as Director and Secretary/Treasurer, resigned from both positions effective November 30, 2010.

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

Our operations have not been profitable in recent periods or since inception of the Company

We have incurred losses in recent years, and have accumulated a deficit of $12,413,856. We are unable to forecast or predict reasonably when we will have profitable operations. In recent years, we have operated in three different business segments of the drywall industry, and have not been able to produce a profit. There can be no assurance that our new business plan will result in profitable operations in the future. If we cannot produce a profit and/or raise sufficient capital to support operations, we could go out of business and you could lose your investment.

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

Because Daniel Mendes and George Guimont collectively own approximately 57% of our common stock, they will collectively control our operations.

Daniel Mendes and George Guimont, who collectively constitute our entire board of directors and serve as executive officers and employees of DRS, collectively own 10,801,017 shares (or approximately 57%) of our 18,882,268 total outstanding shares (as of April 19, 2011), and therefore control the Company. As a result, Messrs. Mendes and Guimont will collectively have the power to elect all of our directors and entirely control our operations. (Note that George Guimont subsequently resigned as Director and as Secretary/Treasurer, effective November 30, 2010, but remains as a significant shareholder who, in conjunction with Daniel Mendes, still controls 57% of the shares of the company).

Our operating results may fluctuate significantly based upon outside factors that are difficult to predict. As such, our inability to plan for or withstand long term downturns in operations due to such factors may require us to suspend or cease operations.

We operate in an industry that is subject to rapid change. Such fluctuations could be the result of a number of causes, including demand fluctuations in the housing market which could affect the amount of drywall scrap available to us, competition from other users of drywall scrap and sellers of gypsum powder, and economic pressures within the agricultural sector. These fluctuations may be severe and prolonged, and could delay or hinder the market acceptance of our services and seriously impact our revenues and harm our business, financial condition and results of operations. Accordingly, our quarterly results may vary significantly, which could cause our stock price to decline.

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

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. We rely heavily on our President, Daniel Mendes for our success. His experience and input create the foundation for our business and he is responsible for directing and controlling our activities. Should we lose the services of Mr. Mendes, for any reason, we will incur costs associated with recruiting replacements and delay in our operations. If we are unable to replace Mr. Mendes with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued.  Mr. Mendes currently owns and operates a separate drywall company and spends at least 40 hours each week at this outside company. He does not currently have an employment contract with the Company. Mr. Mendes currently devotes an average minimum time of 15 hours per week to the company. Therefore, we run the risk of him running into conflicts of time and ability to effectively manage us and the other company he controls. In addition, our success will depend upon our ability to attract and retain highly motivated and qualified employees in the future. The inability to recruit and retain such individuals may have a material adverse effect on our business or results of operations.

Our lack of diversification may affect business if demand is reduced.

Our business has, in fiscal 2010, been primarily centered on two services – subcontracting drywall services to general contractors and the scrapping of waste drywall from construction sites. Now that we have decided to withdraw from these businesses for the time-being at least, and have decided to focus our energies on the processing of drywall scrap into recycled products, we will be even less diversified, and the effect on our business, operating results and financial conditions could be adverse.

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

We also maintain our principal operations facility at 5906-B 238th Street SE, Woodinville, Washington 98072. DRS leases the Woodinville operations facility from Northshore Properties, LLC. The lease, executed April 8, 2009 is on a 60 month basis and continues until terminated upon 60 days written notice by either party after the first 60 months. The monthly base rent for the facility is $3,425, however, we received a credit of $125 per month against base rent for the first 12 months. We are also responsible for our proportionate share of common area maintenance, property tax, insurance, sewer, water and electricity charges. In September, 2010, we entered into an agreement with Biffle Company and G&B Trucking to sublease a portion of the property for the balance of the lease. The remaining portion of the rent that is paid by the Company is now approximately $1,100, including our proportionate share of common area maintenance, property tax, insurance, sewer, water and electricity charges. G&B Trucking is partially owned by George Guimont, our former Secretary/Treasurer, who resigned from those positions effective November 30, 2010.

Management believes our current office and operations facilities are adequate for the Company’s current operational needs. If needed, we believe suitable alternative office and/or operations facilities could be obtained by us at reasonable rates.

We lease a warehouse in Ridgefield, Washington, from the Port of Ridgefield. The warehouse is approximately 20,000 square feet. The space is used by Drywall Recycling Services, Inc. to use for their scrap drywall processing facility, pursuant to an operating agreement wherein they are responsible for payment of rent to the Port of Ridgefield. The operating agreement continues for an indefinite term. This lease will expire in December 2013.

Item 3. Legal Proceedings

The following is a summary of litigation that was commenced in each quarter since the period ended June 30, 2009. There are currently two lawsuits outstanding.

Lawsuit filed during the quarter ended June 30, 2009:

McEvoy Oil Company sued for non-payment of invoices totalling $17,709.51. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs totalling $5,445.06. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. No accrual for interest or costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $23,325.85, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuit filed during the quarter ended September 30, 2009:

Pacific Fibre Products Inc. filed a lawsuit for non-payment of invoices totalling $8,853.60. On September 24, 2010, the plaintiff was granted a judgment, awarding interest and costs totalling $1,913.54. In addition, plaintiff is entitled to receive 12% interest on the judgment amount until it is paid in full. No accrual for interest or costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $11,113.22, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously. This judgment was settled for $4,000 which was paid in February, 2011.

Poly-America L.P. filed a lawsuit for non-payment of invoices totalling $7,540.60. On October 22, 2009, plaintiff was granted a judgment, awarding it interest and costs totalling $1,708.00. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. No accrual for interest or costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $9,799.72, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuits filed during the quarter ended December 31, 2009:

Scan Coin North, Inc. filed a lawsuit for non-payment of invoices totalling $5,762.55. On December 7, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $3,323.28. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full.  No accrual for interest or costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $9,193.37, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Industrial Hydraulic Services filed a lawsuit for non-payment of invoices totalling $3,047.91, which has not been concluded. No accrual for interest or costs was made as of June 30, 2010. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

National Service bureau filed a lawsuit for non-payment of invoices totaling $4,488.21, which has not been concluded. No accrual for interest or costs was made as of June 30, 2010. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

Lawsuits filed during the quarter ended December 31, 2010:

Nelson Distributing, Inc. filed a lawsuit for non-payment of invoices totaling $37,320.07. On December 15, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $6,827.13. In addition, plaintiff is entitled to receive 18% interest on the judgment amount until it is paid in full. No accrual for interest or costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $44,495.54, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

No accrual has been made as of June 30, 2010 for interest, legal fees or court costs relating to these lawsuits. A total of $23,417.90 was accrued in the quarter ended December 31, 2010 to account for costs and interest as of that date. This estimate could have been spread over the several quarters that elapsed since the original lawsuit filed in the quarter ended June 30, 2009; however, management chose not to do that due to the lack of materiality. Management intends to disclose each quarter going forward any new lawsuits that are filed, as well as to provide periodic updates on existing lawsuits.

On January 22, 2011, Teletrac Inc. filed a suit against the company claiming an unpaid invoice balance of $30,960.30 plus 12% interest since March 28, 2010, attorney’s fees and court costs. The outcome of this lawsuit is pending.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTCBB and the OTCQB under the symbol “DRSX”. The following table shows the high and low bid prices for our common stock for each full quarter that the common stock has been quoted on these quotation systems (with the exception of the quarter-ended December 31, 2009 since the stock was not quoted until the second month of that quarter). This information was obtained from a professional quotation service. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2009 (partial quarter)	$.45	$.36
March 31, 2010	$.90	$.26
June 30, 2010	$.95	$.61
September 30, 2010	$.85	$.54
December 31, 2010	$.67	$.31
March 31, 2011	$.31	$.12

As of April 19, 2011, there were 18,882,268 shares of our common stock outstanding and 96 stockholders of record. Additionally, as of April 19, 2011, there are 3,533,332 options to purchase our common stock outstanding, of which 1,500,000 expire, unless exercised, on July 2, 2011.

Disclosures Relating to Shares Issued Pursuant to S-1 Registration Statement

Our S-1/A Registration Statement was declared effective on February 5, 2009. We commenced an offering on February 6, 2009 which closed on February 5, 2011. All 3,000,000 common shares registered for sale by the Company pursuant to the S-1/A were sold. The SEC file number of the S-1/A is 333-152419.

During fiscal year 2009, the Company issued 34,450 shares of common stock and received proceeds of $34,450. There were no offering expenses. The proceeds were used to purchase equipment.

During fiscal year 2010, the Company issued 668,000 shares of its common stock. The Company received proceeds of $263,000 for the issuance.  In addition, the Company issued 1,200,000 shares of common stock to consultants for services rendered valued at $20,025. There were no offering expenses. The proceeds were used to offset operating expenses of the Company.

Subsequent to the end of the last fiscal year, up to the closing of the offering, the Company issued 1,096,550 shares for proceeds of $10,965.50. There were no offering expenses. The proceeds were used to offset operating expenses of the Company.

It was anticipated that $1,750,000 of the proceeds of the offering would be used to purchase equipment and the balance used for marketing, sales and general administrative expense or other items at the discretion of the Board of Directors, out of a total net proceeds of $2,940,000. Approximately $80,000 was used for purchase of equipment out of the total proceeds of $328,440 and the balance to offset general expenses of the Company.

Dividends

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

Overview

The Company was incorporated in November 2006 and during the fiscal year ended June 30, 2010 was focused on the installation of drywall and the removal of drywall waste from construction sites for disposal and recycling in the Northwest United States. Until May, 2009, DRS had owned a facility that recycles scrap drywall into gypsum powder and paper for sale to farmers in Washington State. At that time, the recycling operation was taken over by a former employee and DRS became entitled to receive a royalty of 2% of the revenues of the recycling facility.

In September, 2010, we decided to refocus our attention on the drywall scrap recycling operations, while withdrawing for the time-being from both the drywall installation business and the drywall scrapping business. To this end, we intend to raise capital to repurchase the drywall scrap recycling processing operation that we previously owned, as well as to expand the recycling operation to other regions of the country by opening new facilities, based on what we learned when we previously were previously involved in the drywall scrap recycling business. We believe we need an initial capital infusion of at least $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

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

As a result, our gross margin was ($149,279) and $526,573 for the twelve months ending June 30, 2010 and June 30, 2009 respectively.   Gross margin as a percent of sales was about -8% and 15% respectively for the twelve months period.  The gross margin decreases are a result of the following: labor overhead and partial depreciation expense in prior years cost of revenues for equipment purchased in 2009 and maintaining equipment lease agreements although the equipment was not fully utilized to generate revenue and offset the cost of the leases.  Our total cost of revenue has decreased from the prior year by 28% although our revenue has decreased by 46%; this reflects management efforts to cut costs as much as possible to minimize additional deficits.  Even though management made every effort to react in a timely manner, it was difficult to cut costs as quickly as revenues deteriorated.  Layoffs of employees to cut costs while trying to maintain customer service was challenging as revenue drops happened quicker than anticipated. We also looked at the option of liquidating some its leased equipment, but because of the slowdown in all construction trades, the value of equipment had deteriorated to the point that there was not enough value left to meet lease obligations, therefore the company has had to continue to pay for overhead that was not generating revenue.

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

Salaries and benefits decreased approximately $108,000 over the 12 months ending June 30, 2010 due to a reduction in administrative and management staff. To cut additional costs, management made layoffs of several salaried employees and reduced the pay of others.  The company has no formal employment agreement with the officers of the Company.  The president and the secretary/treasurer of the Company both voluntarily agreed to forgo any compensation in fiscal 2009 and 2010 and for the foreseeable future in order to increase the Company’s ability to succeed, and in turn, increase the likelihood of an increase in the value of their investment.

Automobile expense decreased from $7,710 to $2,456 due to the elimination of management vehicles coinciding with the reduction of specific management positions. DRS also eliminated all company vehicles for its managers. This elimination has lowered our automobile expense overhead.

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

As a result of the above changes in revenues and expenses, our net loss from operations for twelve months ended June 30, 2010 and June 30, 2009 was $685,506 and $529,031, an increase of 30%.  After deducting the interest costs on the capital leases for our trucks and adding interest income, we incurred a net loss of $786,373 in twelve months of 2010, or about $0.05 per share compared to $579,777 in twelve months of 2009, or about $0.04 per share.

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

Based upon current plans, we expect to incur operating losses in future periods. During the most recent quarter ended December 31, 2010, we did not generate any revenues due to our decisions in September, 2010 to cease operations in both the scrapping business and the drywall installation business. Based on our current plans we likely will not generate revenues until such time as we able to resume operations in the drywall recycling business. However, there is no assurance that we will be successful in re-entering the drywall recycling business. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business. Due to the significant decreases in housing starts between 2006 and 2009, there is a great deal of uncertainty regarding the amount of revenue that can be generated. However, we believe that by focusing on the processing of drywall scrap into recycled products, we will be operating in the segment of the business that is least likely to fluctuate with rises and falls in housing starts because a significant portion of the revenues will be derived from sources outside of the housing industry.

It is our intention to refocus our attention on the drywall scrap recycling business. For this purpose, we anticipate that an initial capital infusion of $1 million is needed to repurchase the drywall scrap recycling operation previously owned by the Company. Follow-on investment will be required depending upon the rate of expansion of the recycling business. We intend to issue stock through a private placement pursuant to Section 4(2) of The Securities Act of 1933. The offering will be made to a select group of individuals who either are current shareholders or who are sufficiently familiar with the Company to successfully evaluate the risks associated with this endeavor. By focusing on recycling, it is anticipated that the Company will reach markets not burdened by the sluggish housing market. We have successfully concluded small private offerings in the past and feel confident in our ability to raise needed capital in the future. The Company considers a private raise to be the most cost effective way to meet its capital needs. We are considering engaging a FINRA broker-dealer to assist in our efforts, but have not as of this date, identified an appropriate broker-dealer. While there can be no assurance of a successful raise, we have every expectation that we can meet our capital needs until such time as the recycling operations achieve profitability. We are in the process of setting the amount of the raise-up and the offering price based upon our assessment of the Company’s current operating results.

DRS Inc. will continue to promote the company through the public venue.

New Developments

On July 2, 2010 the company signed a $100,000 secured promissory note with G2 International, Inc., a Texas corporation. This note is secured by the assignment of specific receivables of DRS Inc. to G2 International and carries an interest rate of 2% per annum. The note has since been fully repaid and the facility terminated.

On July 6, 2010 the company filed an S-1 registration statement relating to the resale of 1,500,000 shares issuable to G2 international, Inc., upon the exercise of the stock option at an exercise price of $0.07 per share. These options expire on July 2, 2011. The company intends to withdraw this S-1.

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

Effective November 30, 2010, George Guimont, our Director and Secretary/Treasurer, resigned from those positions. We have been considering possible replacement candidates, but have not yet filled those positions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K/A beginning on page 34.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our President, who is our principal executive officer, as well as currently serving as our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K/A, as of June 30, 2010. Based on the review described above, our President determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, and that no changes to controls and procedures were made or were needed to be made during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

This annual report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K/A.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following individuals served as the directors and executive officers of our Company during the fiscal year ended June 30, 2010. All directors of our Company hold office until the next annual meeting of shareholders, unless they resign before a shareholders’ meeting is held. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

The following table lists our directors and provides their respective ages and titles as of June 30, 2010.

Name	Age	Title	Director Since
Daniel Mendes	51	President, Director, Principal Executive Officer, Controller	2007
George Guimont (1)	60	Secretary/Treasurer, Director, Principal Financial and Accounting Officer	2007

(1)	Mr. Guimont resigned as Director and Secretary/Treasurer effective November 30, 2010.

Daniel Mendes

Daniel Mendes has served as a director of the Company since its inception on November 17, 2006 and has served as Secretary/Treasurer of the Company from November 17, 2006 to August 1, 2007 and as President and Principal Executive Officer of the Company from August 1, 2007 to present. Mr. Mendes also became Secretary/Treasurer and Principal Financial and Accounting Officer, effective December 1, 2010, upon the resignation of George Guimont. Prior to joining DRS, since 1996 and continuing through to the present time, Mr. Mendes has owned and operated Redhawk Construction, a drywall installation company. Mr. Mendes’ term as director continues until the next meeting of shareholders and his term as President continues until removed from office by the Board of Directors.

Mr. Mendes has accumulated approximately 30 years of business experience since graduating from Santa Clara University with a Bachelor’s degree in Finance. He has held positions of increasing responsibility in the management of transportation companies. In 1996, he became owner and operator of Redhawk Construction, a drywall installation business, which he continues to own and operate at the present time. As a small business owner, Mr. Mendes has developed the skills necessary to lead and direct DRS Inc. as President and Director, at this stage of development of the Company and for the foreseeable future.

George Guimont

Mr. Guimont served as a director of the Company from August 1, 2007 until his resignation on November 30, 2010. During this same period, Mr. Guimont also served as Secretary/Treasurer. Prior to joining DRS, Mr. Guimont was President and owner of Living Homes Construction, a company that he founded in 1987 and continues to own and operate at the present time.

Mr. Guimont has spent almost his entire business career in the drywall installation business and construction industry. He has founded, owned and operated two businesses in the drywall installation business. He has also held positions of responsibility on a missile launch control team as part of the Titan II missile system while he served his country in the United States Air Force. Mr. Guimont earned a two-year degree in Finance and Banking from Pima College in Arizona. Mr. Guimont’s years of experience in the construction business as well as operating and owning small businesses, have made him well-qualified to meet the needs of the Company during the critical start-up years.

Significant Employees

Daniel Guimont, who is a former director of the Company and the Company’s initial President, has been our Operations and Sales Manager since August 1, 2007. From November 2006 to August 1, 2007, Daniel Guimont served as the President of DRS Inc. and was also a member of the Board of Directors. For several years before the formation of DRS Inc., Daniel Guimont owned and operated Drywall Recovery Services Inc. where he performed similar duties to those performed at DRS Inc. Daniel Guimont is the son of George Guimont.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires that every person who is the beneficial owner of more than 10% of a class of securities of an issuing company, and officers and directors of companies who issue securities, pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of their common stock and other equity securities. These Section 16 reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16 forms they file.

However, because our common shares are registered pursuant to Section 15(d) and not Section 12 of the Exchange Act, those persons described in the preceding paragraph, including Mr. Mendes and Mr. Guimont, are not required to file such reports, and accordingly have not done so to date.

Code of Conduct

We have adopted a code of conduct that describes the ethical and legal responsibilities of all of our employees, including our principal executive officer, our principal financial and accounting officer and, to the extent applicable, the members of our board of directors. This code includes, but is not limited to, the requirements of the Sarbanes-Oxley Act of 2002 pertaining to codes of ethics for chief executives and senior financial and accounting officers. Our board of directors has reviewed and approved this code of conduct. Our employees agree in writing to comply with the code at commencement of employment and periodically thereafter. Our employees are encouraged to report suspected violations of the code through various means, and they may do so anonymously. If we make substantive amendments to the code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K in accordance with applicable rules and regulations.

Our Code of Conduct is filed as an exhibit to this Form 10-K/A and is available to any person, without charge who requests a copy in writing addressed to DRS, Inc. Attention: President, using the mailing address on the front page of this Form 10-K/A.

Item 11. Executive Compensation

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

Narrative Disclosure to Summary Compensation Table

Neither Daniel Mendes nor George Guimont currently receives salaries or other compensation from the Company. We have not entered into employment agreements or consulting agreements with either of them. Moreover, there are no arrangements or plans in which we provide pension, retirement, perquisites or similar benefits for executive officers. Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate our officers will depend on our available cash resources.

Outstanding Equity Awards

We currently do not have a formal equity compensation plan in place for employees or executive officers. There are currently no options outstanding that are held by employees or executive officers.

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

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors has not established a compensation committee. When necessary, the entire Board of Directors performs the tasks that would be required of a compensation committee. Daniel Mendes is currently the sole member of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows, as of June 30, 2010, the number of shares to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of such options, warrants and rights, and the number of remaining securities available for future issuance under equity compensation plans. The Company does not have a formal written equity compensation plan. From time to time when deemed necessary or advisable, the Board of Directors has approved the granting of stock options, which includes the following purposes:

1.	Options granted as inducements to investors to purchase stock;

2.	Options granted as inducements to loan money; and,

3.	Options granted to employees, directors, consultants and advisors as performance incentives or rewards.

There are no set guidelines for these option grants. The number of options available for exercise as of April 19, 2011 was 3,533,332, of which 1,500,000 will expire on July 2, 2011 unless exercised.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	3,251,664	$.40	0
Total	3,251,664	$.40	0

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership, as of April 19, 2011, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,882,268 shares of common stock outstanding as of April 19, 2011.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Daniel Mendes 4004 NE 4th ST, Suite 107-315 Renton, WA 98056	5,399,500	28.60%
George Guimont 15421 72nd DR SE Snohomish, WA 98296	5,401,517	28.61%
V3 Services, Incorporated 4 Orchard Way, Yardley, PA 19067	1,606,700	8.51%
Water's Edge Advisors Inc. 1650 Sycamore Ave., Suite 5, Bohemia, NY 11716	1,609,740	8.53%
Karen Okazaki Wong 211 W. Prospect Street Seattle, Washington 98119	1,799,997	8.96%
Terry Wong 211 W. Prospect Street Seattle, Washington 98119	1,799,997	8.96%
G2 International, Inc. 13155 Noel Road, Suite 1810 Dallas, Texas 75240	1,500,000	7.36%
Philip Blair Mullin PO Box 904, Battle Ground, WA 98604	996,550	5.28%
All Executive officers and directors as a group (1 persons)	5,399,500	28.60%

(1) G2 International, Inc. holds an option to purchase up to 1,500,000 shares of our common stock, which expires on July 2, 2011, unless exercised.
(2) Includes 799,998 shares of common stock held or issuable in connection with options held of record by her husband, Terry Wong and the Terry Wong Trust, a trust controlled by Mr. Wong. Ms. Karen Okazaki Wong holds 333,333 shares of DRS common stock. Additionally, Ms. Wong has options to purchase up to 666,666 shares of our common stock.
(3) Includes 999,999 shares of common stock held or issuable in connection with options held of record by his wife, Karen Ozazaki Wong. Mr. Terry Wong, personally and through his trust, the Terry Wong Trust, holds 266,666 shares of common stock. Additionally, Mr. Wong, personally and through his trust, has options to purchase up to 533,998 shares of our common stock.

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

PART IV

Item 15. Exhibits, Financial Statements, Schedules

Financial Statements and Schedules.

The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K/A beginning on page F-1, and is accompanied by a Financial
Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS Inc.
By:
Daniel Mendes, President, Sec/Treas.
April 19, 2011		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
Daniel Mendes, President, Secretary/Treasurer and Director (principal executive officer, and principal financial/accounting officer)
April 19, 2011

FINANCIAL STATEMENTS INDEX

EXHIBIT INDEX

* The Exhibits attached to this Form 10-K/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Exhibit No. SEC Ref. No. Title of Document

1.	3.1 Articles of Incorporation

2.	3.2 Bylaws

3.	10.1 Consulting Agreement dated May 18, 2007 by and between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc.

4.	10.2 Amendment to Consulting Agreement by and Between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc.

5.	10.3 Operating Agreement dated May 15, 2009 between Drywall Recycling Services Inc. and DRS Inc.

6.	14.1 Code of Conduct

7.	17.1 Resignation of George Guimont as Director and Secretary/Treasurer

8.	31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

9.	31.2 Certification of the Principal Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

10.
32.1 & 32.2 Certification of the Principal Executive Officer and Principal Financial/Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

DRS Inc.
Audited Financial Statements
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

Daniel Mendes, President and Secretary/Treasurer (principal executive officer)

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

Monmouth Beach, New Jersey
October 12, 2010

DRS Inc.
Balance Sheets
As of June 30, 2010 and June 30, 2009

ASSETS	30-Jun-10	30-Jun-09
Current assets:
Cash & short term deposits	$24,500	$18,481
Accounts receivable (net of allowance for bad debt)	139,461	322,359
Accounts receivable- related parties	6,882	6,678
Stock subscription receivable	4,950	0
Prepaid expenses	0	24,708
Total current assets	$175,793	$372,226

Other assets:
Fixed assets- net	362,067	645,330
Security deposit- related party	227,681	227,681
Security deposits	27,088	35,088

Total assets	$792,629	$1,280,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable & accrued expenses	$438,402	$465,888
Deferred income- related party	40,000	0
Notes payable	300,000	300,000
Loan payable- shareholder	328,545	0
Capital lease payable- short term	119,718	153,963
Total current liabilities	$1,226,665	$919,851

Capital lease payable- long term	214,999	397,120

Loan payable- shareholder	0	116,041

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 15,903,718 shares at 6/30/09 and
17,785,718 at 6/30/10	$17,785	$15,903
Additional paid in capital	11,747,036	11,458,893
Retained deficit	(12,413,856)	(11,627,483)
Total shareholders' equity	(649,035)	(152,687)

Total Liabilities & Shareholders' Equity	$792,629	$1,280,325

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

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FASB ASC 855, did not have a material effect on the Company’s financial position.

2. Fair values of Financial Instruments

Cash, accounts receivable, accounts receivable related parties, stock subscription receivable, prepaid expenses, security deposit related party, security deposits, accounts payable and accrued expenses, capital leases payable, deferred income related party, notes payable, and loan payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2010 and June 30, 2009.

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

4. Concentration of Credit Risks

The Company’s president and secretary have provided personal guarantees on some of the leased vehicles discussed in Note 8. A withdrawal of this support may have a material adverse effect on the Company’s ability to lease equipment. In addition, as of June 30, 2010, the president and secretary combined own approximately 78% (72% subsequent to the transaction discussed in Note14) of the Company and therefore have the majority votes to elect all of the board of directors and control all of the Company’s operations. As of April 19, 2011, the president and now-former Secretary/Treasurer own approximately 57% of the Company.

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

During fiscal year 2010, the Company issued 668,000 shares of its common stock and 8,000 options to purchase its stock at $0.75 per share.  The Company received proceeds of $263,000 for the issuance.  In addition, the Company issued 1,200,000 shares of common stock to consultants for services rendered valued at $20,025.

During fiscal year 2010, 14,000 options were exercised and the Company received proceeds of $7,000.

There is no formal stock option plan for employees.

A list of options outstanding is as follows:
			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2008	3,361,600	$0.41	3.46

Issued	0
Expired	0
Exercised	0

Outstanding at June 30, 2009	3,361,600	$0.41	2.56

Issued	8,000
Expired	(103,936)
Exercised	(14,000)

Outstanding at June 30, 2010	3,251,664	$0.40	1.63

7.  Fixed Assets- Net

The following table is a summary of fixed assets at June 30, 2010 and June 30, 2009:
	30-Jun-10	30-Jun-09

Vehicles	$457,000	$546,650
Equipment	227,459	277,380
Office equipment	6,532	6,532
Furniture & fixtures	15,035	15,035
Accumulated depreciation	(343,959)	(200,267)

Fixed assets- net	$362,067	$645,330

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

9.  Litigation

The following is a summary of litigation at was commenced in each quarter since the period ended June 30, 2009. There are currently two lawsuits outstanding.

Lawsuit filed during the quarter ended June 30, 2009:

McEvoy Oil Company sued for non-payment of invoices totaling $17,709.51. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs totaling $5,445.06. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. No accrual for interest or other costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $23,325.85, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuit filed during the quarter ended September 30, 2009:

Pacific Fibre Products Inc. filed a lawsuit for non-payment of invoices totaling $8,853.60. On September 24, 2010, the plaintiff was granted a judgment, awarding interest and costs totaling $1,913.54. In addition, plaintiff is entitled to receive 12% interest on the judgment amount until it is paid in full. No accrual for interest or other costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $11,113.22, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously. This judgment was settled for $4,000 and paid in February, 2011.

Poly-America L.P. filed a lawsuit for non-payment of invoices totaling $7,540.60. On October 22, 2009, plaintiff was granted a judgment, awarding it interest and costs totaling $1,708.00. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. No accrual for interest or other costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $9,799.72, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Lawsuits filed during the quarter ended December 31, 2009:

Scan Coin North, Inc. filed a lawsuit for non-payment of invoices totaling $5,762.55. On December 7, 2010, plaintiff was granted a judgment, awarding it interest and costs totaling $3,323.28. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. No accrual for interest or other costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $9,193.37, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

Industrial Hydraulic Services filed a lawsuit for non-payment of invoices totaling $3,047.91, which has not been concluded. No accrual for interest or other costs were made as of June 30, 2010. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

 National Service bureau filed a lawsuit for non-payment of invoices totaling $4,488.21, which has not been concluded. No accrual for interest or other costs were made as of June 30, 2010. An additional accrual of $1,000 was made as of December 31, 2010, as an estimate of potential court costs and interest.

Lawsuits filed during the quarter ended December 31, 2010:

Nelson Distributing, Inc. filed a lawsuit for non-payment of invoices totaling $37,320.07. On December 15, 2010, plaintiff was granted a judgment, awarding it interest and costs totaling $6,827.13. In addition, plaintiff is entitled to receive 18% interest on the judgment amount until it is paid in full. No accrual for interest or other costs was made as of June 30, 2010. As of December 31, 2010, the total amount accrued was $44,495.54, including additional interest calculated from the date of judgment. The additional accrual was booked in the quarter ended December 31, 2010 and no estimate was made previously.

A total of $23,417.90 was accrued in the quarter ended December 31, 2010 to account for costs and interest as of that date. No accrual for interest or other costs was made as of June 30, 2010.

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

A schedule of debt outstanding at June 30, 2010 is as follows:

					Approximate
Lender	Face Amount	Interest Rate	Maturity Date	Collateral	Fair Value

Creditor	$200,000	10.00%	Demand	Accounts receivable	$190,750

Creditor	$100,000	12.00%	Demand	Accounts receivable	$97,250

Related party	$303,000	10.67%	Demand	Accounts receivable	$291,000

13. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and continues to rely on financing and the issuance of shares to raise capital to fund its business operations.

The Company intends to refocus its attention on the drywall scrap recycling business. For this purpose, the Company anticipates that an initial capital infusion of $1 million is needed to repurchase the drywall scrap recycling operation previously owned by the Company. Follow-on investment will be required depending upon the rate of expansion of the recycling business. Management intends to issue stock through a private placement pursuant to Section 4(2) of The Securities Act of 1933.

14. Subsequent Events

In July 2010, the Company entered into a factoring agreement with a finance company.  The Company will be able to sell up to $100,000 of its accounts receivable to the factoring company, without recourse, and be charged an interest rate of 2%.  In addition, the Company issued 1,500,000 options to purchase its common stock at $0.07 per share maturing in fiscal year 2012 to the factoring company.  The value of these options at issuance, using the Black Sholes option pricing model, was approximately $571,000, which will be charged to the statement of operations in fiscal year 2011. This facility has since terminated and the promissory note repaid in full.

In September 2010, the management of the Company decided to cease its drywall installation and scrapping business.  In this regard, it transferred all of its leased vehicles and leased equipment to a company owned by the Company’s secretary/treasurer. Upon determination of the Secretary/Treasurer’s liquidation costs if any, the security deposit of $227,681 discussed in Note 10, will be settled.

In September 2010, the Company became contingently liable for $450,000 to the designer of the drywall recycling machine used by the Company.  The amount owed to the designer are payable by the president and an employee of the Company; however, in the event the payment is not made, the Company would become responsible for this debt.

George Guimont resigned as Director and Secretary/Treasurer of the company effective November 30, 2010.

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

16. Restatement of Quarterly Profit & Loss Statement

Prior to the issuance of the June 30, 2010 10K, Management discovered an error in valuing the 750,000 share issued to a consultant in March 2010.  The share issuance was originally valued at $337,500 instead of the correct value of $15,525.  The correction of the error decreased net loss by $321,975 and had no effect upon loss per share.  The following is a detailed explanation regarding this error.

The contract states that the value of the services rendered was $15,525 with the parties having agreed on a certain number of shares to be issued as payment for such services. The company’s accountant booked the transaction using the closing stock price in disregard of the terms of the contract. Since the shares issued, albeit free trading shares, were a) subject to a limited market, and b) shares in a company that was experiencing severe financial difficulties, it was agreed that the number of shares issued in payment would be set at a negotiated price. As such, the original transaction value was booked in error in the quarter ended March 31, 2010 and was discovered during the year-end audit. An adjusting entry was made in the quarter ended June 30, 2010, which was the fourth quarter of the fiscal year.

17.  Executive Compensation

In the fiscal year ended June 30, 2010, the two executive officers of the company chose to take zero compensation in return for their services as President and as Secretary/Treasurer. They made this choice so that they would not be a financial burden to the company and because if the company became successful they would be adequately compensated through the appreciation in the value of their shares of common stock that they already owned. As such, the financial statements reflect a lower loss than what would have been the case had the executive officers received compensation. The market value of total compensation of the services provided by Daniel Mendes, President, and George Guimont, Secretary/Treasurer is approximately as follows:

Mr. Mendes    $200,000
Mr. Guimont    $150,000