Form 10-Q
period 2011-03-31
DRS Inc.
filed 2011-05-23
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending: March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:

DRS Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5914452
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4004 NE 4th St., Suite 107-315, Renton, WA	98056
(Address of principal executive offices)	(Zip Code)

(206) 920-9104
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

We had 18,882,268 shares outstanding of common stock as of May 23, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of March 31, 2011 and June 30, 2010

ASSETS	31-Mar-11	30-Jun-10
Current assets:
Cash & short term deposits	$2,939	$24,500
Accounts receivable (net of allowance for bad debt)	8,041	139,461
Accounts receivable- related parties	0	6,882
Stock subscription receivable	10,966	4,950
Total current assets	$21,946	$175,793

Other assets:
Fixed assets- net	176,223	362,067
Security deposit- related party	254,770	254,770

Total assets	452,939	$792,630

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	633,111	$438,403
Deferred income – related party	40,000	40,000
Notes payable	300,000	300,000
Advances payable	37,235	0
Loans payable - shareholder	461,417	328,545
Capital lease payable- short term	61,788	119,718
Total current liabilities	1,533,551	$1,226,666

Convertible debenture payable - net	25,057	0
Capital lease payable	170,922	214,999

Shareholders' equity:
Common Stock - $.001 par value, authorized 25,000,000 shares, issued and outstanding, 17,785,718 shares at 6/30/10 and 18,882,268 at 3/31/11	17,796	$17,785
Additional paid in capital	12,367,928	11,747,036
Retained deficit	(13,662,315)	(12,413,856)
Total shareholders' deficit	(1,276,591)	(649,035)

Total Liabilities & Shareholders' Deficit	452,939	$792,630

See the notes to the financial statements.

Statements of Operations
For the Quarters Ended March 31, 2011 and March, 2010

	9 Months	9 Months	3 Months	3 Months
Revenues:	31-Mar-11	31-Mar-10	31-Mar-11	31-Mar-10
Net revenues	$316,550	$1,222,052	$0	$251,131
Net revenues - related parties	7,051	125,455	0	55,451
Cost of revenues	(622,529)	(1,215,658)	(31,052)	(311,022)
Cost of revenues- related party	(9,000)	(81,250)	0	(37,263)
Gross margin (loss)	(307,928)	50,599	(31,052)	(41,703)

General and administrative expenses:
General administration	$800,538	$697,929	$(356)	$383,453
Total general & administrative expenses	800,538	697,929	(356)	383,453

Net loss from operations	$(1,108,466)	$(647,330)	$(30,696)	$(425,156)

Other revenues (expenses):
Interest expense	(99,292)	(88,249)	(20,954)	(42,058)
Loss on asset disposal	(40,701)	0	(40,701)	0

Net loss before provision for income taxes	$(1,248,459)	$(735,579)	$(92,351)	$(467,214)

Provision for income taxes	0	0	0	0

Net loss	$(1,248,459)	$(735,579)	$(92,351)	$(467,214)

Loss per common share:
Basic & fully diluted	$(0.07)	$(0.04)	$(0.01)	$(0.03)

Weighted average of common shares:
Basic & fully diluted	18,006,635	16,467,528	17,785,718	17,605,044

See the notes to the financial statements.

Statements of Cash Flows
For the Quarters Ended March 31, 2011 and March 31, 2010

Operating Activities:	31-Mar-11	31-March-10

Net loss	$(1,248,459)	$(735,579)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting expense	571,042	337,500
Depreciation expense	82,249	163,387
Bad debt expense	(22,180)	0
Interest expense	0	3,448
Loss on asset disposals	40,701	0

Changes in other operating assets and liabilities :
Accounts receivable	153,600	(282,424)
Accounts receivable- related parties	6,882	6,733
Stock subscription receivable	4,950	0
Accounts payable	194,708	(21,139)
Net cash used by operations	$(216,507)	$(528,074)

Investing Activities:
Purchase of equipment	$62,894	$(39,915)
Net cash used by investing activities	62,894	(39,915)

Financing Activities:
Proceeds from convertible debenture issuance	$63,952	$0
Issuance of common stock	0	489,750
Loans from shareholder	110,928	200,996
Proceeds from loans payable	59,179	0
Payment of capital lease	(102,007)	(114,003)
Net cash provided by financing activities	132,052	576,743

Net increase (decrease) in cash during the period	$(21,561)	$8,754
Cash balance at July 1st	24,500	18,481
Cash balance at March 31st	$2,939	$27,235

Supplemental disclosures of cash flow information:
Interest paid during the period		$84,801
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

Statement of Changes in Shareholder’s Deficit
For the Nine Months Ended March 31, 2011 and March 31, 2010

	Common Shares	Par Value	Additional Paid in Capital	Retained Deficit	Shareholders’ Deficit
Balance at June 30, 2010	17,785,718	$17,785	$11,747,036	$(12,413,856)	$(649,035)
Issuance of common stock	1,096,550	11	10,955		10,966
Issuance of options			571,042		571,042
Issuance of convertible debentures			38,895		38,895
Net loss for the fiscal year				(1,248,459)	(1,248,459)
Balance at March 31, 2011	18,882,268	$17,796	$12,367,928	$(13,662,315)	$(1,276,591)

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)
Issuance of common stock	1,150,000	1,150	488,600		489,750
Issued common stock for services	750,000	750	336,750		337,500
Net loss for the period				(735,579)	(735,579)
Balance at March 31, 2010	17,803,718	$17,803	$12,284,243	$(12,363,062)	$(61,016)

See the note to the Financial Statements

DRS Inc.
Notes to the Financial Statements
For the Quarters Ended March 31, 2011 and March 31, 2010

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

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

Bad Debt Expense- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors.  These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $49,893 at March 31, 2011 and $72,073 at June 30, 2010.

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

Net loss per common share has been computed as follows:

	31-Mar-11	31-Mar-10
Net loss	$(1,248,459)	$(735,579)
Weighted average of shares outstanding	18,006,635	16,467,528

Loss per common share:
Basic & fully diluted	$(0.07)	$(0.04)

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

4.  Provision for Income Taxes

Provision for income taxes is comprised of the following:	31-Mar-11	31-Mar-10
Net loss before provision for income taxes	$(1,248,459)	$(735,579)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(875,504)	(355,986)
Allowance for recoverability	875,504	355,986
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:
Tax loss carryforward	$875,504	$355,986
Allowance for recoverability	(875,504)	(355,986)
Deferred tax benefit	$0	$0

Note: The deferred tax asset arising from the tax loss carryforward expires in fiscal years 2026 to 2031 and may not be recoverable upon the purchase of the Company under current IRS statutes.

5. Issuance of Common Stock Options

 During the nine months ended March 31, 2011, the Company issued 1,500,000 options to purchase 1,500,000 shares of common stock at $0.07 per share to a financing company as part of a factoring agreement.  The factoring agreement allowed the Company to sell certain receivables to the factoring company at an interest rate of 2%.  This agreement has expired and all amounts repaid in full. The options expire in July 2011, unless exercised.

The Company applies the Black Sholes option pricing model to value its issuance of options.  The Company estimated certain parameters of the model at issuance as follows; volatility is 21%, dividend yield is 0%, and a risk free interest rate of 0.5%.  Using the model, the Company determined the value of the issuance to be $571,042 and expensed the amount in the statement of operations for the nine months ended March 31, 2011.

A list of options outstanding is as follows:

			Average
		Average	Years to
	Amount	Exercise Price	Maturity

Outstanding at June 30, 2010	3,249,664	$0.41	1.63
Issued	1,500,000
Expired	(1,216,332)
Exercised	0
Outstanding at March 31, 2011	3,533,332	$0.22	3.65

6.  Fixed Assets- Net

The following table is a summary of fixed assets at March 31, 2011 and June 30, 2010:

	31-Mar	30-Jun-10
Vehicles	$240,000	$457,000
Equipment	190,061	227,459
Office equipment	6,532	6,532
Furniture & fixtures	0	15,035
Accumulated depreciation	(260, 370)	(343,959)
Fixed assets- net	$176,223	$362,067

Assets leased under capital lease agreements, more fully discussed in Note 7, are $390,081 at March 31, 2011 and $597,081 at June 30, 2010.  Depreciation expense on these leased assets for the nine months ended March 31, 2011 and March 31, 2010 is $77,533 and $132,146, respectively.

During the nine months ended March 31, 2011, the Company disposed of $253,625 of assets and recorded a loss on the disposal of $40,701.  In addition, the Company abandoned some of its furniture and fixtures in unused warehouse space and recorded an impairment expense of $10,473.

7. Commitments and Contingencies

The Company has entered into various capital lease agreements for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2011	$78,228
2012	77,658
2013	74,400
2014	38,562
Total minimum lease payments	$268,848

Less amounts representing interest	(36,138)

Present value of net minimum lease payments	$232,710

8.  Litigation

The following is a summary of litigation to which the company has been a party. There are currently three lawsuits outstanding.

McEvoy Oil Company sued for non-payment of invoices totalling $17,709.51. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs totalling $5,445.06. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was  $23,325.85.

Pacific Fibre Products Inc. filed a lawsuit for non-payment of invoices totalling $8,853.60. On September 24, 2010, the plaintiff was granted a judgment, awarding interest and costs totalling $1,913.54. In addition, plaintiff is entitled to receive 12% interest on the judgment amount until it is paid in full. In February, 2011, the Company paid the plantiff $4,000 in full settlement of the judgement.

Poly-America L.P. filed a lawsuit for non-payment of invoices totalling $7,540.60. On October 22, 2009, plaintiff was granted a judgment, awarding it interest and costs totalling $1,708.00. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was $9,799.72.

Scan Coin North, Inc. filed a lawsuit for non-payment of invoices totalling $5,762.55. On December 7, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $3,323.28. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was $9,193.37.

Industrial Hydraulic Services filed a lawsuit for non-payment of invoices totalling $3,047.91, which has not been concluded. As of March 31, 2011, the total amount accrued was $4,047.91.

National Service bureau filed a lawsuit for non-payment of invoices totaling $4,488.21, which has not been concluded. As of March 31, 2011, the total amount accrued was $5,488.21.

Nelson Distributing, Inc. filed a lawsuit for non-payment of invoices totaling $37,320.07. On December 15, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $6,827.13. In addition, plaintiff is entitled to receive 18% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was $44,495.54.

During the quarter ended March 31, 2011, Teletrac Inc. filed a suit against the company claiming an unpaid invoice balance of $30,960.30 plus 12% interest since March 28, 2010, attorney’s fees and court costs. This lawsuit has not been concluded.

Management intends to disclose each quarter any new lawsuits that are filed, as well as to provide periodic updates on existing lawsuits.

9. Related Party Transactions

The Company has entered into equipment rental agreements with the former secretary/treasurer of the Company and a majority shareholder.  The rental agreements are on a month to month basis and the Company has deposited $227,681 as security with this related party to secure the rental agreements.  The deposits are unsecured and non interest bearing.

The Company has received advances from the president of the Company and other shareholders of $439,473 through March 31, 2011.  The advances are secured by the receivables of the Company, are due on demand, and have no stated interest rate.  The Company imputed an interest rate of 10.67% on the advances and has recorded the interest expense in the statement of operations.

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

A schedule of debt outstanding at March 31, 2011 is as follows:

Lender	Face Amount	Interest Rate	Maturity Date	Collateral	Approximate Fair Value
Creditor	$200,000	10.00%	Demand	Accounts receivable	$198,500
Creditor	$100,000	12.00%	Demand	Accounts receivable	$99,250

11. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and continues to rely on financing and the issuance of shares to raise capital to fund its business operations.

The Company intends to refocus its attention on the drywall scrap recycling business. For this purpose, the Company anticipates that an initial capital infusion of up to $1 million is needed to repurchase the drywall scrap recycling operation previously owned by the Company and position the Company for future growth. Follow-on investment will be required depending upon the rate of expansion of the recycling business. Management intends to issue stock through a private placement pursuant to Section 4(2) of The Securities Act of 1933.

12. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2011 through the date of this report and found no material subsequent events reportable during this period.

13.  Executive Compensation

In the nine months ended March 31, 2011, our President, Daniel Mendes chose to take zero compensation in return for his services as the Company’s principal executive officer and the principal financial officer. He made this choice so that he would not be a financial burden to the company and because if the company became successful they would be adequately compensated through the appreciation in the value of his shares of common stock that he already owns. As such, the financial statements reflect a lower loss than what would have been the case had he received compensation. The market value of total compensation of the services provided by Daniel Mendes during the nine month period was approximately $150,000

14. Segment Reporting

The result of operations by segment is as follows:

	31-Mar-11	31-Mar-10
Sales:
Drywall recycling	$47	$101,590
Scrapping	45,332	577,991
Drywall installation	278,222	667,926
Total sales	$323,601	$1,347,507
Earnings
Drywall recycling	$47	$(29,387)
Scrapping	(68,948)	(78,377)
Drywall installation	(239,027)	158,363
Corporate	(940,531)	(786,178)
Total earnings	$(1,248,459)	$(735,579)
Depreciation
Drywall recycling	$0	$25,141
Scrapping	58,397	76,118
Drywall Installation	23,852	62,128
Corporate	0	0
Total depreciation	$82,249	$163,387

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

Overview

The Company was incorporated in November 2006 and during the fiscal year ended June 30, 2010 and the first quarter of the current fiscal year was focused on the installation of drywall and the removal of drywall waste from construction sites for disposal and recycling in the Northwest United States. Until May, 2009, DRS had owned a facility that recycles scrap drywall into gypsum powder and paper for sale to farmers in Washington State. At that time, the recycling operation was taken over by a former employee and DRS entered into an operating agreement whereby it became entitled to receive 2% of the revenues of the new operating company.

In September, 2010, we decided to refocus our attention on the drywall scrap recycling operations, while withdrawing for the time-being from both the drywall installation business and the drywall scrapping business. To this end, we intend to raise capital to repurchase the drywall scrap recycling processing operation that we previously owned, as well as to expand the recycling operation to other regions of the country by opening new facilities, based on what we learned when we were previously involved in the drywall scrap recycling business. We believe we need an initial capital infusion of up to $1 million in order to re-enter the scrap drywall recycling business, and position the company for growth. In addition follow-on investment will be required depending on how aggressively we intend to expand.

Results of Operations
For the Nine Months ending March 31, 2011 and March 31, 2010

Sales revenue in the nine month period ended March 31, 2011 was $316,550, compared to $1,222,052 during the nine month period ended March 31, 2010. It is important to note that the Company produced no revenue during the quarter ended March 31, 2011 or the quarter ended December 31, 2010, due to our decision in September 2010 to exit the drywall installation and drywall scrapping businesses. This decision was made because of the deteriorating ability of the Company to attract profitable bidding opportunities for its installation and scrapping businesses.

We intend to generate revenues in the future by re-entering the drywall recycling business. In the meantime, General and Administrative expenses are being kept to a bare minimum in order to keep losses and cash requirements as low as possible. Thus net loss from operations for the quarter was $30,696, compared to a net loss from operations of $1,108,466 for the nine months ended March 31, 2011. It is our intention to continue to minimize our losses while we raise capital to restart the business.

Liquidity & Capital Resources

Cash on hand at March 31, 2011 was $2,939, compared to $24,500 at June 30, 2010. During the nine month period ended March 31, 2011, the company used $216,507 in operations, comprised of the net loss of $1,248,459, offset by non-cash charges of $653,291, and reductions in accounts receivable and increases in accounts payable. The cash that was used in operations was offset by shareholder loans and a convertible loan, as well as using up the cash on hand at June 30, 2010.

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

It is our intention to refocus our attention on the drywall scrap recycling business. For this purpose, we anticipate that an initial capital infusion of up to $1 million is needed to repurchase the drywall scrap recycling operation previously owned by the Company and position the Company for future growth. Follow-on investment will be required depending upon the rate of expansion of the recycling business. We intend to issue stock through a private placement using a FINRA-registered broker dealer. While there can be no assurance of a successful raise, we have every expectation that we can meet our capital needs until such time as the recycling operations achieve profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold and assets or liabilities requiring disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our President, who is our chief executive officer, and our Secretary/Treasurer, who is our chief financial officer, (the role of Secretary/Treasurer and hence Chief Financial Officer has temporarily been assumed by our President, stemming from the resignation of our former Secretary/Treasurer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2011. Based on the review described above, our President and Secretary/Treasurer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, and that no changes to controls and procedures were made or were needed to be during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

Our management assessed our internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a summary of litigation to which the company has been a party. There are currently three lawsuits outstanding.

McEvoy Oil Company sued for non-payment of invoices totalling $17,709.51. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs totalling $5,445.06. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was  $23,325.85.

Pacific Fibre Products Inc. filed a lawsuit for non-payment of invoices totalling $8,853.60. On September 24, 2010, the plaintiff was granted a judgment, awarding interest and costs totalling $1,913.54. In addition, plaintiff is entitled to receive 12% interest on the judgment amount until it is paid in full. In February, 2011, the Company paid the plantiff $4,000 in full settlement of the judgement.

Poly-America L.P. filed a lawsuit for non-payment of invoices totalling $7,540.60. On October 22, 2009, plaintiff was granted a judgment, awarding it interest and costs totalling $1,708.00. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was $9,799.72.

Scan Coin North, Inc. filed a lawsuit for non-payment of invoices totalling $5,762.55. On December 7, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $3,323.28. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was $9,193.37.

Industrial Hydraulic Services filed a lawsuit for non-payment of invoices totalling $3,047.91, which has not been concluded. As of March 31, 2011, the total amount accrued was $4,047.91.

 National Service bureau filed a lawsuit for non-payment of invoices totaling $4,488.21, which has not been concluded. As of March 31, 2011, the total amount accrued was $5,488.21.

Nelson Distributing, Inc. filed a lawsuit for non-payment of invoices totaling $37,320.07. On December 15, 2010, plaintiff was granted a judgment, awarding it interest and costs totalling $6,827.13. In addition, plaintiff is entitled to receive 18% interest on the judgment amount until it is paid in full. As of March 31, 2011, the total amount accrued was $44,495.54.

During the quarter ended March 31, 2011, Teletrac Inc. filed a suit against the company claiming an unpaid invoice balance of $30,960.30 plus 12% interest since March 28, 2010, attorney’s fees and court costs. This lawsuit has not been concluded.

Management intends to disclose each quarter any new lawsuits that are filed, as well as to provide periodic updates on existing lawsuits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index attached behind the signature page is incorporated herein by reference. The exhibits required by Item 601 of Regulations S-K are attached.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS Inc.

By:
Daniel Mendes, President, Sec/Treas.
May 23, 2011		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
Daniel Mendes, President, Secretary/Treasurer and Director (principal executive officer, and principal financial/accounting officer)
May 23, 2011

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

Exhibit No. SEC Ref. No. Title of Document

1.	31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3.	32.1 and 32.2 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*