Form 10-K
period 2011-06-30
DRS Inc.
filed 2011-09-29
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending: June 30, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No []

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2010 was $898,163.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 18,882,268 shares outstanding of common stock as of September 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents		Page
A Warning About Forward-Looking Statements		4
PART I
Item 1	Business	4
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	12
Item 2	Properties	12
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	14
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	14
Item 6	Selected Financial Data	15
Item 7	Management Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	18
Item 8	Financial Statements and Supplementary Data	18
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page 31)
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A	Controls and Procedures	19
Item 9B	Other Information	20
PART III
Item 10	Directors, Executive Officers and Corporate Governance	20
Item 11	Executive Summary and Compensation	22
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13	Certain Relationships and Related Transactions, and Director Independence	26
Item 14	Principal Accountant Fees and Services	26
PART IV
Item 15	Exhibits, Financial Statements, Schedules	27
	Index to Financial Statements	29
	Index to Exhibits	29

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

PART I
Item 1.  Business

Overview

DRS Inc. was incorporated under the laws of the state of Nevada on November 17, 2006. Since inception, we have operated, at various times, as a drywall subcontractor, drywall scrapper, drywall recycler and hauler, as described below. Most of our business has been conducted in the states of Washington and Oregon in the residential construction sector for single and multi-family housing, including construction and remodels.

In September 2010, we suspended operations in the lines of business that we were active in at the time, due to continuing operating losses and lack of capital to sustain operations. At that time, we were operating as a drywall installer and scrapper. We had previously suspended operations as a drywall recycler in May 2009, when we entered into an operating agreement with a senior employee wherein he agreed to take over operations of our drywall recycling facility and assume all operating expenses related to operating that facility. Thus, since the first quarter of the fiscal year ended June 30, 2011, we have not produced any sales revenue. At the same time, our operating costs were reduced to minimal levels, so that operating losses would be minimized while we endeavored to raise capital to restart our operations. As previously reported, it has been our intention to re-enter the drywall recycling business but to remain out of the other lines of business in which we were previously engaged, at least until the Company has sufficient capital to sustain operations going forward. In the meantime, revenues and related expenses that occurred within the fiscal year have been reclassified as discontinued operations, which classification could be reversed if we resume operations in a timely manner.

As a drywall installer, we stocked (providing required materials including sheetrock) and installed the drywall, finished the  drywall surface with a “taping and mudding” process, and then applied a coat of primer and “texturing” (or wall decoration) of the surface leaving a finished product that is ready for finish painting.

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

The drywall recycling business involved the pulverizing of drywall scrap into two products: gypsum powder and scrap paper. Approximately, 90% of the drywall scrap becomes gypsum powder and the remaining 10% becomes scrap paper, with minimal material being lost in the process. The gypsum powder was sold to farmers for fertilizer and soil amendment, and the paper was sold to farmers for use as animal bedding. We were instrumental in developing a process to efficiently convert drywall scrap into these two end-products at a facility located in Ridgefield, Washington which we operated from 2007 to 2009. However, in May 2009, we exited this business when we entered into an operating agreement with an employee, Brian Thompson, Sr. Mr. Thompson agreed to take responsibility for all operating costs of the recycling operation in return for receiving 98% of the revenues. The core assets used in the operation are owned by Daniel Mendes (DRS’ current President) and George Guimont (DRS’ former Secretary/Treasurer). DRS is contingently liable for royalties that accrue on the use of these core assets, and provides a vehicle free of charge to the recipient of these royalties as an offset against past royalties payable.

During the past year, we have sought to raise capital to re-enter the drywall recycling business. We have reported periodically that we anticipate needing up to $1 million to fulfill our plan to accomplish this. We have found it challenging to accomplish this capital raise to date, given the state of the housing sector in the northwest, as well as our lack of operating success in the past. However, we have recently added new management talent and have taken steps that we believe will ultimately be successful in accomplishing our business goal of re-entering the drywall recycling business.

Economics of the Drywall Recycling Business

As a general rule of thumb, 15-20% of the new drywall delivered to a job site becomes scrap and a typical 2300 square foot house. The amount of scrap drywall from a typical 2,300 square foot single family home, based on our experience, ranges from 1208 to 1610 square feet of drywall, weighing 1.026 to 1.288 tons for typical one-half inch drywall. The number of housing starts varies year-to-year in the United States but in 2006 (a high year) there were 1,800,900 housing starts, and in 2009 (a low very year, representing the lowest level of housing starts in nearly 30 years) there were 553,900 housing starts.  An estimate of the amount of drywall scrap generated from single family home construction in 2009 ranges from 658,000 to 713,000 tons of drywall scrap annually. In 2006, this same range would have been 1.8 to 2.5 million tons. This scrap must be disposed of in some way. It is our belief based on experience that most drywall scrap is delivered to landfill sites. In the northwest, landfill operators charge approximately $120 per ton to drop drywall scrap at their landfill sites. Thus a drywall sub-contractor or scrapper should be willing to pay a tipping fee to drop scrap at our recycling facility. We have typically been able to charge $60 per ton on average for scrap delivered to us and we anticipate being able to continue charging at least this much in the future. In addition, gypsum powder has been sold by us and by the operator of the Ridgefield facility for $60-75 per ton. Thus the revenue opportunity for each ton of scrap processed by us is in the range of $100-125 per ton. Monthly operating expenses range from $25,000 - $30,000 per month for each facility. We think that these figures are very compelling, as the break-even point for each such facility is quite low and the capital costs to set up such a facility are less than $1 million, thus the payback on each facility based on reasonable throughput, is relatively short. We believe that by rolling-out numerous drywall recycling facilities across the United States, we can create substantial return on investment for investors in our company.

Readers should note that the methods for estimating the amount of drywall to be used in an installation job and the estimates used to determine the amount of drywall scrap are believed by management to be reasonable and are typical of similar estimations used throughout the industry.

Our main source of competition for the sale of powered gypsum is gypsum mined from underground mines. One of the main sources of mined gypsum is the state of Nevada where it is mined extensively. We have in the past ourselves, and currently through the Ridgefield facility, been successful at displacing gypsum sales to farmers in the Pacific Northwest who have sourced gypsum from Nevada sources, due to the transportation cost savings, as well as the fineness of our gypsum powder, compared to mined gypsum. We believe that our powdered gypsum is a viable product that competes effectively with mined gypsum.

Intellectual Property and Labor

The Company has no patents, registered trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. We use the common law trademarks “DRS” and our “Go Green with Blue” design.

Regulation

Drywall recycling facilities such as the one described above would be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We do not foresee any material effects of current federal, state, or local regulation on any aspect of planned operations. As we develop other recycling facilities in multiple jurisdictions going forward, we will be subject to various environmental and business regulations.

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

Employees

As of June 30 2011, other than our executive officers, we did not have any employees. Employees who were previously employed by us were terminated as of September 24, 2010, as a result of our decisions to wind-down the installation and scrapping businesses. We did not have, or intend to have in the future, employment contracts with any personnel as they are “at will” employees.

Available Information

We file voluntarily annual, quarterly and current reports, as well as information/proxy statements with the SEC under the informational and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The information and reports are filed electronically.  You may read copies of any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports and information we file electronically.  The address for the Internet site is www.sec.gov.

Recent Developments

None

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

Our auditors have included an explanatory paragraph in their report accompanying our audited financial statements for the years ended June 30, 2011 and 2010 relating to a substantial doubt about our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. Our auditors believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern. We believe we need a capital infusion of up to $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

We have a limited operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated in November 2006 and have a limited operating history. We have derived all revenues from drywall installation, scrapping and recycling services. Since inception, we have incurred significant net losses. We incurred net losses of $963,053, $786,373 and $579,777 for the twelve months ended June 30, 2011, 2010 and 2009, respectively. As of June 30, 2011, we had an accumulated deficit of $13,376,909. We are a young company in a very competitive marketplace, and as such, run a risk of not being able to compete effectively. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon our ability to:

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

Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues could cause us to go out of business and you could lose your investment. We believe we need a capital infusion of up to $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

Our operations have not been profitable in recent periods or since inception of the Company

We have incurred losses in recent years, and have accumulated a deficit of $13,376,909 as of June 30, 2011. We are unable to forecast or predict reasonably when we will have profitable operations. In recent years, we have operated in three different business segments of the drywall industry, and have not been able to produce a profit. There can be no assurance that our new business plan will result in profitable operations in the future. If we cannot produce a profit and/or raise sufficient capital to support operations, we could go out of business and you could lose your investment.

We need to obtain additional financing which may not be available on acceptable terms, if at all

After the initial capital infusion, we will probably need additional funds to complete further development of our business plan to achieve a sustainable revenue level, where ongoing operations can be funded out of current revenues. There is no assurance that any additional financing will be available, or if available, that it will be on terms that will be acceptable to us. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

Our operating results may fluctuate significantly based upon outside factors that are difficult to predict. As such, our inability to plan for or withstand long term downturns in operations due to such factors may require us to suspend or cease operations.

We operate in a cyclical industry that is subject to rapid change. Such fluctuations could be the result of a number of causes, including demand fluctuations in the housing market which could affect the amount of drywall scrap available to us, competition from other users of drywall scrap and sellers of gypsum powder, and economic pressures within the agricultural sector. These fluctuations may be severe and prolonged, and could delay or hinder the market acceptance of our services and seriously impact our revenues and harm our business, financial condition and results of operations. Accordingly, our quarterly results may vary significantly, which could cause our stock price to decline.

Compliance with government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations

Our facility is subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our ability to execute our business plan

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. We rely heavily on our President, Daniel Mendes and our Chief Financial Officer, Blair Mullin, for our success. Their experience and input create the foundation for our business and they are responsible for directing and controlling our activities. Should we lose their services for any reason, we will incur costs associated with recruiting replacements and delay in our operations. If we are unable to replace either of them with other suitably trained individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued. Neither Mr. Mendes nor Mr. Mullin have an employment contract with the Company. Mr. Mendes owns and operates a separate business which occupies most of his time and therefore, we run the risk of him running into conflicts of time. In addition, our success will depend upon our ability to attract and retain highly motivated and qualified employees in the future. The inability to recruit and retain such individuals may have a material adverse effect on our business or results of operations.

Our lack of diversification may affect business if demand is reduced

Our business has plan is based on a specialized area within the construction industry. As such, we do have a somewhat diversified source of revenue in that, once we recommence operations, we intend to source revenues from both the construction and agricultural sectors. But change in either one or both of these sectors of the economy could have an adverse effect on our business, and operating results and financial conditions could deteriorate as a result.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our stock

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

Our Board of Directors’ right to authorize the issuance of shares of common stock in separate series could adversely impact the rights of holders our common stock

Our Board of Directors has the right to authorize the issuance of shares of common stock or preferred stock in one or more series, and to fix the voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof, without further vote or action by shareholders. The terms of any new series of common stock or preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of other classes of our stock and thereby reduce the value of other classes of our stock. The issuance of stock could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of our existing stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of our existing stock, and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our stock.

Our stock price may be volatile

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this “RISK FACTORS” section;
•	Changes in financial estimates of our revenues and operating results by securities analysts or investors;
•	Changes in market valuations of companies in the construction industry;
•	Announcements by us of commencement of, changes to, or cancellation of significant contracts or capital commitments;
•	Additions or departures of key personnel;
•	Future sales of our common or preferred stock;
•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock; and
•	Commencement of or involvement in litigation.

We do not anticipate paying dividends

We have never paid cash or other dividends on our common stock and do not anticipate doing so in the foreseeable future. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Office Space and Plants

We maintain our principal corporate office address at a mail drop located at 4004 NE 4th Street, Renton, WA 98056. Both of our executive officers, Mr. Mendes and Mr. Mullin maintain offices at  their personal residences, for which they do not charge the Company any rent.

We also lease a facility at 5906-B 238th Street SE, Woodinville, Washington 98072, which formerly was our primary operations facility. DRS leases the Woodinville operations facility from Northshore Properties, LLC. The lease, executed April 8, 2009 is for 60 months and continues until terminated upon 60 days written notice by either party after the first 60 months. The monthly base rent for the facility is $3,425 and we are also responsible for our proportionate share of common area maintenance, property tax, insurance, sewer, water and electricity charges. In September, 2010, we entered into an agreement with Biffle Company and G&B Trucking to sublease a portion of the property for the balance of the lease. The remaining portion of the rent that is paid by the Company is now approximately $1,500, including our proportionate share of common area maintenance, property tax, insurance, sewer, water and electricity charges.

Management believes our current office and operations facilities are adequate for the Company’s current operational needs. If needed, we believe suitable alternative office and/or operations facilities could be obtained by us at reasonable rates.

We also lease a warehouse in Ridgefield, Washington, from the Port of Ridgefield. The warehouse is approximately 20,000 square feet. The space is used by Drywall Recycling Services, Inc. to use for their scrap drywall processing facility, pursuant to an operating agreement wherein they are responsible for payment of rent to the Port of Ridgefield. The operating agreement continues for an indefinite term. This lease will expire in December 2013. The Port of Ridgefield has indicated it would like to terminate this lease early in order to use the land for other purposes. Accordingly, we have entered into informal discussions with the Port to explore ways to accommodate them; however, we are under no obligation to terminate the lease prior to December 2013 unless we choose to do so.

Item 3.  Legal Proceedings

The following is a summary of litigation to which the company is a party:

McEvoy Oil Company sued for non-payment of invoices totalling $17,709.51. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs totalling $5,445.06. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. As of June 30, 2011, the total amount accrued was 23,325.85.

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

Quarter Ended	High	Low
December 31, 2009 (partial quarter)	$.45	$.36
March 31, 2010	$.90	$.26
June 30, 2010	$.95	$.61
September 30, 2010	$.85	$.54
December 31, 2010	$.67	$.31
March 31, 2011	$.31	$.12
June 30, 2011	$.22	$.055

As of September 28, 2011, there were 18,882,268 shares of our common stock outstanding and approximately 100 stockholders of record. Additionally, as of September 28, 2011, there are 2,033,332 options to purchase our common stock outstanding, at a weighted average exercise price of $.34.

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

During fiscal year 2010, the Company issued 682,000 shares of its common stock. The Company received proceeds of $270,000 for the issuance.  In addition, the Company issued 1,200,000 shares of common stock to consultants for services rendered valued at $20,025. There were no offering expenses. The proceeds were used to offset operating expenses of the Company.

During fiscal year 2011, the Company issued 100,000 shares of common stock and received proceeds of $1,000.  In addition, the Company issued 996,500 shares of common stock for services rendered valued at $9,966.

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

Overview

The Company was incorporated in November 2006 and during its history has operated as a drywall installer, a drywall scrapper and a drywall recycler. In September, 2010, we decided to refocus our attention on the drywall scrap recycling operations, while withdrawing for the time-being from both the drywall installation business and the drywall scrapping business. To this end, we intend to raise capital to repurchase the drywall scrap recycling processing operation that we previously owned, or open a brand new facility in a different part of the country, and to expand the recycling operation by opening new facilities in multiple locations. We believe we need an initial capital infusion of up to $1 million in order to re-enter the scrap drywall recycling business, with follow-on investment required depending on how aggressively we intend to expand.

Results of Operations

For the Fiscal Years Ended June 30, 2010 and June 30, 2009

The revenues and related expenses for the fiscal years ended June 30, 2011 and 2010 have been classified as discontinued operations, based on our decision in September 2010 to wind-down our operations in the drywall installation and scrapping businesses. During fiscal 2011 and 2010, we had losses from discontinued operations of 337,783 and 188,971 respectively. We also have had losses from continued operations in fiscal 2011 and 2010 of $625,270 and $597,402, respectively.

The Company presently incurs minimal expense in order to maintain filing of periodic and current reports with the SEC, and to cover a small amount of legal, accounting and other professional fee expense as required periodically.

Administrative costs for the twelve months ended June 30, 2011 and June 30, 2010 are as follows:

	30-Jun-11	30-Jun-10

Salaries & benefits	$0	$120,040
Automobile expense	4,390	2,456
Bad debt expense	(42,313)	93,555
Bank fees	6,090	6,192
Impairment expense	265,243	0
Insurance	37,884	37,426
Licenses	965	4,249
Marketing	286	24,361
Meals	82	213
Administration	2,328	10,662
Professional & consulting fees	166,117	111,900
Rent expense	26,518	74,507
Taxes	3,987	26,934
Telephone	27,286	23,733

Totals	$498,863	$536,228

During fiscal 2011, we incurred administrative costs of $498,863 which was a decrease of 7% from fiscal 2010, but the loss from continuing operations in fiscal 2011 included an impairment charge of $265,243, without which administrative expense in fiscal 2011 would have been $233,620, a decrease of 56%. The loss from continuing operations included an impairment charge of $265,243 because the security deposit held by a third party to secure payments on equipment leases was claimed by the third party as damages for lease payments unpaid.

The Company intends to keep expenses at minimum levels while continuing to explore ways to execute on its business plan.

In the twelve months ended June 30, 2011, our President, Daniel Mendes chose to take zero compensation in return for his services as the Company’s President (principal executive officer). He made this choice so that he would not be a financial burden to the company and because if the company became successful he would be adequately compensated through the appreciation in the value of his shares of common stock that he already owns. As such, the financial statements reflect a lower loss than what would have been the case had he received compensation. The market value of total compensation of the services provided by Daniel Mendes during the twelve month period was approximately $200,000.

Liquidity & Capital Resources

Cash on hand at June 30, 2011 was $10,952 compared to $24,500 at June 30, 2010.  We used  $262,774 for operations in the twelve months of 2011, which was mostly offset by net financing activities of $249,226.  Financing activities consisted mainly of loans from shareholders, a convertible debenture, and other advances.

The Company had working capital deficits of $1,511,758 at June 30, 2011 and $1,050,873 at June 30, 2010, an increase of $460,885, resulting from increases in current liabilities as well as a decrease in current assets. Our operating losses and lack of working capital indicate a significant lack of liquidity that must be overcome in order for the company to move forward.

During the last three fiscal quarters ended June 30, 2011, we did not generate any revenues due to our decisions in September, 2010 to cease operations in both the scrapping business and the drywall installation business. Based on our current plans we likely will not generate revenues until such time as we able to resume operations in the drywall recycling business. However, there is no assurance that we will be successful in re-entering the drywall recycling business. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business.

In order for the Company to move forward, it must raise new capital. We intend to issue stock through a private placement pursuant to Section 4(2) of The Securities Act of 1933. The offering will be made to a select group of individuals who either are current shareholders or who are sufficiently familiar with the Company to successfully evaluate the risks associated with this endeavor. We have successfully concluded small private offerings in the past and feel confident in our ability to raise needed capital in the future. The Company considers a private raise to be the most cost effective way to meet its capital needs. We are considering engaging a FINRA broker-dealer to assist in our efforts, but have not as of this date, identified an appropriate broker-dealer.

New Developments

Not applicable.

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President, who is our principal executive officer, as well our Chief Financial Officer, who is our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 30, 2011. Based on the review described above, our President and our Chief Financial Officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, and that no changes to controls and procedures were made or were needed to be made during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

Internal Control Over Financial Reporting

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

Our management assessed our internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following individuals served as the directors and executive officers of our Company during the fiscal year ended June 30, 2011. All directors of our Company hold office until the next annual meeting of shareholders, unless they resign before a shareholders’ meeting is held. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

The following table lists our directors and provides their respective ages and titles as of June 30, 2011.

Name	Age	Title	Director Since
Daniel Mendes	52	President, Director, Principal Executive Officer, Controller	2007
Philip Blair Mullin	57	Chief Financial Officer, Director, Principal Financial and Accounting Officer	2011

Daniel Mendes

Daniel Mendes has served as a director of the Company since its inception on November 17, 2006 and has served as Secretary/Treasurer of the Company from November 17, 2006 to August 1, 2007 and as President and Principal Executive Officer of the Company from August 1, 2007 to present. Mr. Mendes also served as Secretary/Treasurer and Principal Financial and Accounting Officer, from December 1, 2010 to June 27, 2011. Prior to joining DRS, since 1996 and continuing through to the present time, Mr. Mendes has owned and operated Redhawk Construction, a drywall installation company. Mr. Mendes’ term as director continues until the next meeting of shareholders and his term as President continues until removed from office by the Board of Directors.

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

Philip Blair Mullin

Mr. Mullin has served as a director of the Company since June, 2011, and was appointed Chief Financial Officer of the Company at the same time. Prior to assuming these duties, Mr. Mullin served the Company as a consultant to assist with the development of a revised business plan and go-forward strategy. In previous positions, Mr. Mullin served and President, CEO and Director of Samarium Group Corporation (now Samaranta Mining Corporation) from 2009 to 2010, as Chief Financial Officer of Zi Corporation from 2006 to 2009, as Chief Financial Officer of Homax Products Inc from 2005 to 2006, as Interim Vice President Finance of Yakima Products Inc. in 2005. From 2003 to 2005, Mr. Mullin served as consultant to numerous clients, and was a Partner in Tatum Partners (later Tatum LLC), an executive services firm from 2003 to 2010. From 2001 to 3002, Mr. Mullin was President and CEO of Blair Mullin & Associates, Inc., an owner-operated consulting firm. From 2000 to 2001, Mr. Mullin served as President and Chief Operating Officer of International DisplayWorks, Inc., which was a successor company to Morrow Snowboards, Inc., where Mr. Mullin served as President and Chief Financial Officer from 1997 to 2000. Mr. Mullin earned an MBA from University of Western Ontario and BA from Wilfrid Laurier University, in Canada.

Mr. Mullin has over 25 years of deep and varied business leadership and operational experience, both domestically and abroad, in a wide range of industries, as executive, consultant and banker. Expertise includes financial and operational leadership; planning, forecasting and budgeting; cost reduction and containment; internal controls; quality assurance; profitability and liquidity improvement; corporate finance including debt and equity financings; out-of-court debt restructuring; organizational development; investor relations; and SOX compliance.

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

However, because our common shares are registered pursuant to Section 15(d) and not Section 12 of the Exchange Act, those persons described in the preceding paragraph, Mr. Mendes and Mr. Mullin, are not required to file such reports, and have not done so to date.

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

Our Code of Conduct is filed as an exhibit to this Form 10-K and is available to any person, without charge who requests a copy in writing addressed to DRS, Inc. Attention: President, using the mailing address on the front page of this Form 10-K.

Item 11.   Executive Compensation

The table below shows the compensation of the Company's principal executive officers for the fiscal years ended June 30, 2011, 2010 and 2009. No named executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Note that Mr. Mendes and former Director and Officer George Guimont both voluntarily agreed to not receive salaries or other compensation from DRS Inc. during the fiscal years ending June 30, 2011, June 30, 2010 and June 30, 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Daniel Mendes Director, President and Principal Executive Officer	2011	$0	$0	$0
	2010	$0	$0	$0
	2009	$0	$0	$0

George Guimont Director, Secretary/Treasurer and Principal Financial and Accounting Officer	2011	$0	$0	$0
	2010	$0	$0	$0
	2009	$0	$0	$0

Narrative Disclosure to Summary Compensation Table

Daniel Mendes does not currently receive a salary or other compensation from the Company. Philip Mullin has not entered into a compensation arrangement since becoming a Director and Officer of the Company. We have not entered into employment agreements or consulting agreements with either of them. Moreover, there are no arrangements or plans in which we provide pension, retirement, perquisites or similar benefits for executive officers. Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate our officers will depend on our available cash resources and the suitability of equity as a form of compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows, as of June 30, 2011, the number of shares to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of such options, warrants and rights, and the number of remaining securities available for future issuance under equity compensation plans. The Company does not have a formal written equity compensation plan. From time to time when deemed necessary or advisable, the Board of Directors has approved the granting of stock options, which includes the following purposes:

1.	Options granted as inducements to investors to purchase stock;

2.	Options granted as inducements to loan money; and,

3.	Options granted to employees, directors, consultants and advisors as performance incentives or rewards.

There are no set guidelines for these option grants. The number of options available for exercise as of September 28, 2011 was 2,033,332.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2,033,332	$.34	0
Total	2,033,332	$.34	0

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership, as of September 28, 2011, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,882,268 shares of common stock outstanding as of September 28, 2011.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Daniel Mendes 4004 NE 4th ST, Suite 107-315 Renton, WA 98056	5,399,500	28.60%
George Guimont 15421 72nd DR SE Snohomish, WA 98296	5,401,517	28.61%
Philip Blair Mullin PO Box 904, Battle Ground, WA 98604	996,550	5.28%
V3 Services, Incorporated 4 Orchard Way, Yardley, PA 19067	1,180,000	6.25%
Water's Edge Advisors Inc. 1650 Sycamore Ave., Suite 5, Bohemia, NY 11716	1,534,140	8.12%
Karen Okazaki Wong (1) 211 W. Prospect Street Seattle, Washington 98119	1,799,997	9.53%
Terry Wong (2) 211 W. Prospect Street Seattle, Washington 98119	1,799,997	9.53%
All Executive officers and directors as a group (2 persons)	6,396,050	33.87%

(1) Includes 799,998 shares of common stock held or issuable in connection with options held of record by her husband, Terry Wong and the Terry Wong Trust, a trust controlled by Mr. Wong. Ms. Karen Okazaki Wong holds 333,333 shares of DRS common stock. Additionally, Ms. Wong has options to purchase up to 666,666 shares of our common stock.
(2) Includes 999,999 shares of common stock held or issuable in connection with options held of record by his wife, Karen Ozazaki Wong. Mr. Terry Wong, personally and through his trust, the Terry Wong Trust, holds 266,666 shares of common stock. Additionally, Mr. Wong, personally and through his trust, has options to purchase up to 533,332 shares of our common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

There were no revenues from continuing operations generated from client companies owned by the Company’s management and other shareholders. During fiscal 2010, sales revenues of $176,319, were generated from client companies owned by the Company’s management and other shareholders.

Accounts receivables from related parties at June 30, 2011 and June 30, 2009 were $0.00 and $6,882, respectively.

The Company had entered into equipment rental agreements with the now former Secretary/Treasurer of the Company and a major shareholder. The rental agreements were on a month to month basis and the Company deposited $254,770 as security with this related party to secure the rental agreements. In September, 2010, we revised our agreement with the former Secretary/Treasurer wherein he assumed liability for leases on several vehicles. The security deposit was claimed as damages against unpaid lease payments and was written off in fiscal 2011.

During fiscal year 2011, the Company issued notes payable to a shareholder and received proceeds of $197,307. Advances from this shareholder total $565,852 as of June 30, 2011. The loans are payable on demand. Although there was no stated interest on these notes, the Company imputed an interest rate of 11% and recorded interest expense of in the statement of operations.

Item 14.  Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Donahue Associates L.L.C. for services provided during our 2011 and 2010 fiscal years.

	2011	2010
Audit Fees	$8,000	$8,000
Audit Related Fees	$3,000	$3,000
Tax Fees	$1,000	$1,000
Total	$12,000	$12,000

Audit Fees. The fees identified under this caption were for professional services rendered by Donahue Associates L.L.C. for fiscal years 2011 and 2010 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2011 and 2010 were pre-approved by Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

Financial Statements and Schedules

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

DRS Inc.
By:
Daniel Mendes, President
September 28, 2011		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
Daniel Mendes, President and Director (principal executive officer)
September 28, 2011

By:
Philip Blair Mullin, Chief Financial Officer and Director (principal financial and accounting officer)
September 28, 2011

FINANCIAL STATEMENTS INDEX

EXHIBIT INDEX

* The Exhibits attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

The following exhibits by incorporated by reference:

SEC Ref. No.	Title of Document
3.1	Articles of Incorporation – incorporated by reference to Form 10-K/A filed April 21, 2011
3.2	By-Laws - incorporated by reference to Form 10-K/A filed April 21, 2011
3.3	Certificate of Amendment – filed herein
10.1	Consulting Agreement dated May 18, 2007 by and between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
10.2	Amendment to Consulting Agreement by and Between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
10.3	Operating Agreement dated May 15, 2009 between Drywall Recycling Services Inc. and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
14.1	Code of Conduct - incorporated by reference to Form 10-K/A filed April 21, 2011
17.1	Resignation of George Guimont as Director and Secretary/Treasurer - incorporated by reference to Form 10-K/A filed April 21, 2011
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herein
31.2	Certification of the Principal Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herein
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* - filed herein
32.2	Certification of the Principal Financial/Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* - filed herein

DRS Inc.
Audited Financial Statements
For the Years Ended June 30, 2011 and June 30, 2010
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management believes that, as of June 30, 2011 the Company's internal control over financial reporting is effective.

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
Phone: (732) 229-7723

Independent Auditor’s Report

The Shareholders,

DRS Inc.

We have audited the accompanying balance sheets of DRS Inc. as of June 30, 2011 and June 30, 2010 and the related statements of operations and changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of DRS Inc. as of June 30, 2011 and June 30, 2010 and the related statements of operations and changes in shareholders’ equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

Monmouth Beach, New Jersey
September 23, 2011

DRS Inc.
Balance Sheets
As of June 30, 2011 and June 30, 2010

ASSETS	30-Jun-11	30-Jun-10

Current assets:
Cash & short term investments	$10,952	$24,500
Accounts receivable (net of allowance for bad debt)	0	139,461
Accounts receivable- related parties	0	6,882
Stock subscription receivable	0	4,950
Total current assets	$10,952	$175,793

Other assets:
Fixed assets- net	90,536	362,067
Security deposit- related party	0	254,770

Total assets	$101,488	$792,630

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$591,249	$438,403
Notes payable	300,000	300,000
Advances payable	39,535	0
Advances payable to shareholder	565,852	368,545
Capital lease payable	26,074	119,718
Total current liabilities	$1,522,710	$1,226,666

Convertible debenture payable- net	55,564	0
Capital lease payable	85,441	214,999

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 17,785,718 shares at 6/30/10 and
18,882,268 at 6/30/11	$18,882	$17,785
Additional paid in capital	11,795,800	11,747,036
Retained deficit	(13,376,909)	(12,413,856)
Total shareholders' deficit	(1,562,227)	(649,035)

Total Liabilities & Shareholders' Deficit	$101,488	$792,630
Please see the notes to the financial statements.

DRS Inc.
Statements of Operations
For the Years Ended June 30, 2011 and June 30, 2010

	30-Jun-11	30-Jun-10
General & administrative expenses:
General administration	$498,863	$536,228
Total general & administrative expenses	498,863	536,228

Net loss from operations	$(498,863)	$(536,228)

Other revenue (expense):
Other income	0	5,800
Interest income	0	1,165
Interest expense	(126,407)	(68,139)

Net loss before provision for income taxes	$(625,270)	$(597,402)

Provision for income taxes	0	0

Loss from continuing operations	(625,270)	(597,402)

Loss from discontinued operations	(337,783)	(188,971)

Net loss	$(963,053)	$(786,373)

Loss per common share (basic & fully diluted):
Loss from continuing operations	$(0.03)	$(0.05)
Loss from discontinued operations	(0.02)	0.00
Net loss per share	$(0.05)	$(0.05)
Please see the notes to the financial statements.

DRS Inc.
Statements of Cash Flows
For the Years Ended June 30, 2011 and June 30, 2010

	30-Jun-11	30-Jun-10
Operating activities:
Net loss	$(963,053)	$(786,373)
Adjustments to reconcile net loss items
not requiring cash:
Depreciation expense	92,509	174,596
Bad debt expense	(42,313)	93,555
Impairment expense	254,770	0
Interest expense	38,895	24,504
Consulting expense	9,966	0
Marketing & salary expense	0	20,025
Loss on asset disposals	0	14,218
Changes in other operating assets & liabilities:
Accounts receivable	181,774	89,343
Accounts receivable- related parties	6,882	(204)
Prepaid expense	0	24,708
Stock subscription receivable	4,950	0
Accounts payable & accrued expenses	152,846	(25,884)
Net cash used by operations	$(262,774)	$(371,512)

Investing activities:
Security deposits	$0	$8,000
Net cash used by investing activities	0	8,000

Financing activities:
Proceeds from issuance of convertible debenture	$55,564	$0
Issuance of common stock	1,000	265,050
Advances from shareholder	197,307	228,000
Proceeds from advances payable	39,535	0
Payment of capital lease	(44,180)	(123,519)
Net cash provided by financing activities	249,226	369,531

Net increase (decrease) in cash during the period	$(13,548)	$6,019

Cash balance at July 1st	24,500	18,481

Cash balance at June 30th	$10,952	$24,500

Supplemental disclosures of cash flow information:
Interest paid during the period	$20,834	$69,110
Income taxes paid during the period	$0	$0
Please see the notes to the financial statements.

DRS Inc.
Statement of Changes in Shareholder’s Equity
For the Years Ended June 30, 2011 and June 30, 2010

	Common Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Shareholders' Deficit

Balance at June 30, 2009	15,903,718	$15,903	$11,458,893	$(11,627,483)	$(152,687)

Issuance of common stock	682,000	682	269,318		270,000

Shares issued for services	1,200,000	1,200	18,825		20,025

Net loss				(786,373)	(786,373)

Balance at June 30, 2010	17,785,718	$17,785	$11,747,036	$(12,413,856)	$(649,035)

Issuance of common stock	100,000	100	900		1,000

Shares issued for services	996,550	997	8,969		9,966

Issuance of convertible debentures			38,895		38,895

Net loss				(963,053)	(963,053)

Balance at June 30, 2011	18,882,268	$18,882	$11,795,800	$(13,376,909)	$(1,562,227)

Please see the notes to the financial statements.

DRS Inc.
Notes to the Financial Statements
For the Years Ended June 30, 2011 and June 30, 2010

1.	Organization of the Company and Significant Accounting Principles

DRS Inc. (the “Company”) is a privately held corporation formed in November 2006 in the state of Nevada. The Company installs drywall for new construction and removes drywall and other rubbish from construction sites for disposal and recycling.  The Company operates mainly in the state of Washington.

In September 2010, the Company discontinued its drywall installation and scrapping recycling business and has ceased business operations.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the years they include.  Actual results may differ from these estimates.

Cash- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with original maturity dates of three months or less.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2007 to 2010 are subject to IRS audit.

Revenue Recognition- The Company realizes revenues from drywall installation and removal jobs when the existence of an unconditional binding arrangement with a client is present, the work has been performed, the Company fees are determined and fixed, and the assurance of the revenue collection is reasonably secured.  Costs incurred to remove the drywall and dispose waste are charged to cost of revenues.  Such costs include the cost of labor and supplies needed to remove waste from construction sites, the depreciation cost on the vehicles need to remove the waste, and fuel costs.

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

2. Fair Values of Financial Instruments

Cash, accounts receivable, accounts receivable related parties, stock subscription receivable, prepaid expenses, security deposit related party, accounts payable and accrued expenses, capital leases payable, advances payable, notes payable, convertible debenture payable, and loan payable- shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2011 and June 30, 2010.

3. Concentration of Credit Risks

The Company’s president and former secretary/treasurer have provided personal guarantees on the leased vehicle discussed in Note 5. A withdrawal of this support may have a material adverse effect on the Company’s ability to lease equipment.  In addition, the president and former secretary/treasurer combined own approximately 58% of the Company and therefore have the majority votes to elect all of the board of directors and control all of the Company’s operations.

4. Discontinued Operations

In September 2010, the management elected to discontinue its drywall installation and scrapping business.  The result of operations for the Company’s drywall installation and drywall scrapping business are included in discontinued operations for fiscal years 2011 and 2010.  A detail of discontinued operations for fiscal years 2011 and 2010 is as follows.

	2011	2010

Revenues	$323,601	$1,890,961
Cost of revenues	(638,199)	(2,040,239)
Gross margin	(314,598)	(149,278)

Interest expense	(18,513)	(25,475)
Gain (loss) on asset disposals	(4,672)	(14,218)
Income tax benefit	0	0

Loss from discontinued operations	$(337,783)	$(188,971)

5.  Fixed Assets- Net

The following table is a summary of fixed assets at June 30, 2011 and June 30, 2010:

	30-Jun-11	30-Jun-10

Vehicle	$178,000	$457,000
Equipment	23,980	227,459
Office equipment	6,532	6,532
Furniture & fixtures	0	15,035
Accumulated depreciation	(117,976)	(343,959)

Fixed assets- net	$90,536	$362,067

Assets leased under capital lease agreements, more fully discussed in Note 8, are $178,000 at June 30, 2011 and $597,081 at June 30, 2010.  Depreciation expense on these leased assets for fiscal years 2011 and 2010 is $35,580 and $193,589, respectively.

During fiscal years 2011 and 2010, the Company disposed of $482,479 and $139,571 of the leased assets and recorded a loss on the disposal of $4,672 and $14,218, respectively.

6. Debt

In October 2008, the Company issued a note payable to a creditor and received proceeds of $200,000.  The loan is secured by the assets of the Company and is due on demand at an interest rate of 10%.

In January 2009, the Company issued a note payable to a creditor and received proceeds of $100,000.  The loan is secured by the receivables of the Company and is due on demand at an interest rate of 12%.

In September 2010, the Company issued a convertible debenture and received proceeds of $55,564.  The debenture allows the holder to convert the face value of the debenture to shares of common stock at $0.40 per share.  The debenture carries an interest rate of 7% and matures in September 2013.

7.  Provision for Income Taxes

Provision for income taxes is comprised of the following:
	30-Jun-11	30-Jun-10

Pretax loss	$(963,053)	$(786,373)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carry-forward	(981,998)	(498,491)
Allowance for recoverability	981,998	498,491

Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local rate	0%	0%
Less allowance for tax loss carry-forward	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carry-forward	$981,998	$498,491
Allowance for recoverability	(981,998)	(498,491)
Deferred tax asset	$0	$0

Note: The deferred tax asset arising from the tax loss carry-forward expires in fiscal years 2026 to 2031 and may not be recoverable upon the purchase of the Company under current IRS statutes.

8. Commitments and Contingencies

The Company has entered into a capital lease agreement for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2012	$35,304
2013	35,304
2014	35,304
2015	26,478

Total minimum lease payments	$132,390

Less amount representing interest	(20,875)

Present value of minimum lease payments	$111,515

During the fiscal year 2011, the Company assigned various capital leases to third parties of which the Company remains liable on in the event the third parties do not fulfill its obligations on the lease.

In addition, the Company leases space for its operations located in the State of Washington.  Minimum payments due under these leases are as follows.

2012	$114,155
2013	117,576
2014	59,039

Less amounts subject to sub lease agreements	(217,888)

Total minimum lease payments	$72,882

9.  Litigation

The following is a summary of litigation to which the company is a party.

McEvoy Oil Company sued for non-payment of invoices totalling $17,710. On December 16, 2010, a judgment was granted to the plaintiff, awarding interest and costs. In addition, plaintiff is entitled to 18% interest on the judgment amount until it is paid in full. As of June 30, 2011, the total amount accrued was $25,425 for this judgement.

Pacific Fibre Products Inc. filed a lawsuit for non-payment of invoices totalling $8,854. On September 24, 2010, the plaintiff was granted a judgment, awarding interest and costs totalling $1,914. In addition, plaintiff is entitled to receive 12% interest on the judgment amount until it is paid in full.

Poly-America L.P. filed a lawsuit for non-payment of invoices totalling $7,541. On October 22, 2009, plaintiff was granted a judgment, awarding it interest and costs. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full.  As of June 30, 2011, the total amount accrued was $10,045 for this judgement.

Scan Coin North, Inc. filed a lawsuit for non-payment of invoices totalling $5,763. On December 7, 2010, plaintiff was granted a judgment, awarding it interest and costs. In addition, plaintiff is entitled to receive 5% interest on the judgment amount until it is paid in full. As of June 30, 2011, the total amount accrued was $10,021 for this judgement.

Industrial Hydraulic Services filed a lawsuit for non-payment of invoices totalling $3,048, which has not been concluded.  As of June 30, 2011, the total amount accrued was $5,069 for this judgement.

 National Service bureau filed a lawsuit for non-payment of invoices totaling $4,488, which has not been concluded. As of June 30, 2011, the total amount accrued for this judgment was $6,063.

Nelson Distributing, Inc. filed a lawsuit for non-payment of invoices totaling $37,320. On December 15, 2010, plaintiff was granted a judgment, awarding it interest and costs. In addition, plaintiff is entitled to receive 18% interest on the judgment amount until it is paid in full. As of June 30, 2011, the total amount accrued for this judgment was $48,500.

During the quarter ended March 31, 2011, Teletrac Inc. filed a suit against the company claiming an unpaid invoice balance of $30,960.30 plus 12% interest since March 28, 2010, attorney’s fees and court costs. This lawsuit has not been concluded. As of June 30, 2011, the total amount accrued for this suit was $35,944.

10. Issuances of Common Stock and Options Outstanding

 During fiscal year 2010, the Company issued 682,000 shares of its common stock and received proceeds of $270,000. In addition, the Company issued 1,200,000 shares of common stock to consultants for services rendered valued at $20,025.

During fiscal year 2011, the Company issued 100,000 shares of common stock and received proceeds of $1,000.  In addition, the Company issued 996,500 shares of common stock for services rendered valued at $9,966.

A list of options outstanding at June 30, 2011 is as follows:

		Average	Average
		Exercise	Years to
		Price	Maturity

Options outstanding at June 30, 2009	3,361,600	$0.41	2.56

Issued	6,000
Expired	(103,936)
Exercised	(14,000)

Options outstanding at June 30, 2010	3,249,664	$0.30	1.44

Issued	0
Expired	(1,216,332)
Exercised	0

Options outstanding at June 30, 2011	2,033,332	$0.34	5.62

11.  Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents of the options outstanding at year end. The effects on net loss per share of the common stock equivalents, however, are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Net loss per share has been computed as follows:

	30-Jun-11	30-Jun-10

Loss from continuing operations	$(625,270)	$(597,402)
Loss from discontinued operations	(337,783)	(188,971)
Net loss	$(963,053)	$(786,373)

Weighted average shares outstanding	18,225,543	16,785,800

Loss per common share (basic & fully diluted):
Loss from continuing operations	$(0.03)	$(0.05)
Loss from discontinued operations	(0.02)	0.00
Net loss per share	$(0.05)	$(0.05)

12. Related Party Transactions

In fiscal year 2007, the Company entered into equipment rental agreements with the then secretary/treasurer of the Company and a majority shareholder. The secretary/treasurer resigned in fiscal 2011. The Company had deposited $254,770 as security to secure the rental agreements.  The deposit was unsecured and non interest bearing. In fiscal year 2011, the related party claimed the deposit in lieu of past rental payments owed and unpaid.  As a result, the Company impaired this asset and recorded an expense of $254,770 in the statement of operations for fiscal year 2011.

 During fiscal year 2011 and fiscal year 2010, the Company received advances from the Company’s president and majority shareholder to sustain its operations.  As of June 30, 2011 and June 30, 2010, advances outstanding to this shareholder were $565,852 and $368,545.  The advances have no stated interest and are due on demand.  Although there was no stated interest on these notes, the Company imputed an interest rate of 11% and recorded the expense in the statement of operations for fiscal years 2011 and 2010.

13. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has discontinued its business operations in September 2010. The Company has incurred significant losses since its inception and continues to rely on advances from the president and others and on the issuance of shares to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

The Company intends to re-enter the drywall scrap recycling business that it discontinued in September 2010.  For this purpose, the Company anticipates an initial capital infusion of $1 million by issuing common stock pursuant to Section 4(2) of The Security Exchange Act of 1933.  The funds will be used repurchase assets disposed of in fiscal year 2011 to be used for our re-entry to the drywall scrap recycling business. Follow-on funds will be required depending on the rate of expansion of the drywall scrap recycling business.

14. Subsequent Events

On July 1, 2011, the Company received loan proceeds of $20,000 from Asher Enterprise LLC for general corporate use.  The loan is unsecured and matures on March 21, 2012, bears interest of 8% and is convertible into common shares of the Company at a conversion price equal to 61% of the market price of the shares at the date of conversion, commencing 180 days from the date of closing.

On August 17, 2011, the Company received loan proceeds of $27,500 from Asher Enterprise LLC for general corporate use.  The loan is unsecured and matures on May 10, 2012, bears interest of 8% and is convertible into common shares of the Company at a conversion price equal to 61% of the market price of the shares at the date of conversion, commencing 180 days from the date of closing.