Form 10-K/A
period 2011-06-30
DRS Inc.
filed 2011-10-06
CIK 1421265

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2010 was $898,163.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 18,882,268 shares outstanding of common stock as of October 5, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This amendment is being filed to correct an error in the original Form 10-K cover page, wherein we incorrectly noted that the Company is a shell company as defined under the regulations.  The final rules adopted by the SEC requiring notice of such determination applies to reporting shell companies, which are companies that have an obligation to file reports under Section 13 (15U.S.C. 78m) or Section 15(d) (15 U.S.C. 78o(d)) of the Securities Exchange Act of 1934 (15 U.S.C. 78a (et seq.)  The Company is not obligated to file reports under Section 13 or Section 15; therefore the definition does not apply and it is not correct to check that box on the Form 10-K cover page. In addition, the circumstances of the Company are such that certain other parts of the definition do not apply either. As a result of re-examining this matter, we are filing this amendment to correct this error.

Exhibits

The Exhibit Index attached behind the signature page is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS Inc.
By:
Daniel Mendes, President
October 5, 2011		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
Daniel Mendes, President and Director (principal executive officer)
October 5, 2011

By:
Philip Blair Mullin, Chief Financial Officer and Director (principal financial and accounting officer)
October 5, 2011

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

The following exhibits by incorporated by reference:

SEC Ref. No.	Title of Document
3.1	Articles of Incorporation – incorporated by reference to Form 10-K/A filed April 21, 2011
3.2	By-Laws - incorporated by reference to Form 10-K/A filed April 21, 2011
3.3	Certificate of Amendment – incorporated by reference to Form 10-k filed September 28, 2011
10.1	Consulting Agreement dated May 18, 2007 by and between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
10.2	Amendment to Consulting Agreement by and Between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
10.3	Operating Agreement dated May 15, 2009 between Drywall Recycling Services Inc. and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
14.1	Code of Conduct - incorporated by reference to Form 10-K/A filed April 21, 2011
17.1	Resignation of George Guimont as Director and Secretary/Treasurer - incorporated by reference to Form 10-K/A filed April 21, 2011
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herein
31.2	Certification of the Principal Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herein
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* - filed herein
32.2	Certification of the Principal Financial/Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* - filed herein