Form 10-Q
period 2011-09-30
DRS Inc.
filed 2011-11-14
CIK 1421265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending: September 30, 2011

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

We had 18,882,268 shares outstanding of common stock as of November 14, 2011.

Table of Contents
PART I – FINANCIAL INFORMATION
Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis and Plan of Operation	14
Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4	Controls and Procedures	15
PART II – OTHER INFORMATION
Item 1	Legal Procedures	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of September 30, 2011 and June 30, 2011

ASSETS	30-Sep-11	30-Jun-11
Current assets:
Cash & short term investments	$0	$10,952
Total current assets	$0	$10,952

Other assets:
Fixed assets- net	80,304	90,536

Total assets	$80,304	$101,488

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable & accrued expenses	$602,154	$591,249
Notes payable	300,000	300,000
Debentures & advances payable	60,235	39,535
Advances payable to shareholder	569,602	565,852
Capital lease payable	26,682	26,074
Total current liabilities	$1,558,673	$1,522,710

Convertible debenture payable- net	55,564	55,564
Capital lease payable	78,538	85,441

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 18,882,268 shares at 9/30/11 and
18,882,268 at 6/30/11	$18,882	$18,882
Additional paid in capital	11,795,800	11,795,800
Retained deficit	(13,427,153)	(13,376,909)
Total shareholders' deficit	(1,612,471)	(1,562,227)

Total Liabilities & Shareholders' Deficit	$80,304	$101,488
Please see the notes to the financial statements.

Statements of Operations
For the Quarters Ended September 30, 2011 and September 30, 2010

	30-Sep-11	30-Sep-10
General & administrative expenses:
General administration	$47,540	$647,284
Total general & administrative expenses	47,540	647,284

Net loss from operations	$(47,540)	$(647,284)

Other revenue (expense):
Interest expense	(2,704)	(23,914)

Net loss before provision for income taxes	$(50,244)	$(671,198)

Provision for income taxes	0	0

Loss from continuing operations	(50,244)	(671,198)

Loss from discontinued operations	0	(252,783)

Net loss	$(50,244)	$(923,981)

Loss per common share (basic & fully diluted):
Loss from continuing operations	$(0.00)	$(0.05)
Loss from discontinued operations	0.00	0.00
Net loss per share	$(0.00)	$(0.05)

Please see the notes to the financial statements.

Statements of Cash Flows
For the Quarters Ended September 30, 2011 and September 30, 2010

	30-Sep-11	30-Sep-10
Operating activities:
Net loss	$(50,244)	$(923,981)
Adjustments to reconcile net loss items
not requiring cash:
Depreciation expense	10,232	27,700
Bad debt expense	0	0
Impairment expense	0	10,473
Interest expense	0	8,516
Consulting expense	0	571,042
Marketing & salary expense	0	0
Loss on asset disposals	0	40,701
Changes in other operating assets & liabilities:
Accounts receivable	0	99,677
Accounts receivable- related parties	0	6,329
Stock subscription receivable	0	4,950
Accounts payable & accrued expenses	10,905	59,410
Net cash used by operations	$(29,107)	$(95,183)

Investing activities:
Security deposits	$0	$0
Net cash used by investing activities	0	0

Financing activities:
Advances from shareholder	$3,750	$31,786
Proceeds from advances & debentures payable	20,700	55,564
Payment of capital lease	(6,295)	(16,667)
Net cash provided by financing activities	18,155	70,683

Net increase (decrease) in cash during the period	$(10,952)	$(24,500)

Cash balance at July 1st	10,952	24,500

Cash balance at September 30th	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$15,398
Income taxes paid during the period	$0	$0
Please see the notes to the financial statements.

Statement of Changes in Shareholder’s Deficit
For the Three Months Ended September 30, 2011 and September 30, 2010

	Common	Par	Additional Paid	Retained	Shareholders'
	Shares	Value	in Capital	Deficit	Deficit

Balance at June 30, 2011	18,882,268	$18,882	$11,795,800	$(13,376,909)	$(1,562,227)

Net loss				(50,244)	(50,244)

Balance at September 30, 2011	18,882,268	$18,882	$11,795,800	$(13,427,153)	$(1,612,471)

	Common	Par	Additional Paid	Retained	Shareholders'
	Shares	Value	in Capital	Deficit	Deficit

Balance at June 30, 2010	17,785,718	$17,785	$11,747,036	$(12,413,856)	$(649,035)

Issuance of options			571,042		571,042

Net loss				(923,981)	(923,981)

Balance at September 30, 2010	17,785,718	$17,785	$12,356,973	$(13,337,837)	$(963,079)

DRS Inc.
Notes to the Financial Statements
For the Quarters Ended September 30, 2011 and September 30, 2010

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

2. Discontinued Operations

In September 2010, the management elected to discontinue its drywall installation and scrapping business.  The result of operations for the Company’s drywall installation and drywall scrapping business are included in discontinued operations for quarters ended September 30, 2011 and September 30, 2010.

	30-Sep-11	20-Sep-10
Revenues	$0	$323,600
Cost of revenues	0	(535,682)
Gross margin	0	(212,082)

Interest expense	0	(40,701)
Loss from discontinued operations	$0	$(252,783)

3.  Fixed Assets- Net

The following table is a summary of fixed assets at September 30, 2011 and June 30, 2011:

	30-Sep-11	30-Jun-11
Vehicles	$178,000	$178,000
Accumulated depreciation	(97,696)	(87,464)
Fixed assets- net	$80,304	$90,536

Assets leased under capital lease agreements are $178,000 at September 30, 2011 and June 30, 2011. Depreciation expense on these leased assets for the quarters ended September 30, 2011 and September 30, 2010 is $10,232 and $10,967, respectively.

4. Debt

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

In July, 2011, the Company received loan proceeds of $20,000 from Asher Enterprise LLC for general corporate use.  The loan is unsecured and matures on March 21, 2012, bears interest of 8% and is convertible into common shares of the Company at a conversion price equal to 61% of the market price of the shares at the date of conversion, commencing 180 days from the date of closing.

In August, 2011, the Company received loan proceeds of $27,500 from Asher Enterprise LLC for general corporate use.  The loan is unsecured and matures on May 10, 2012, bears interest of 8% and is convertible into common shares of the Company at a conversion price equal to 61% of the market price of the shares at the date of conversion, commencing 180 days from the date of closing.

5.  Provision for Income Taxes

Provision for income taxes is comprised of the following:

	30-Sep-11	30-Sep-10

Pretax loss	$(47,744)	$(923,981)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carry-forward	(998,231)	(658,582)
Allowance for recoverability	998,231	658,582

Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Less allowance for tax loss carryforward	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carry-forward	$998,231	$658,582
Allowance for recoverability	(998,231)	(658,582)
Deferred tax asset	$0	$0

Note: The deferred tax asset arising from the tax loss carry-forward expires in fiscal years 2026 to 2031 and may not be recoverable upon the purchase of the Company under current IRS statutes.

6. Commitments and Contingencies

The Company has entered into a capital lease agreement for the vehicle equipment.  Future minimum lease payments required under these leases is as follows:

2012	$35,304
2013	35,304
2014	35,304
2015	17,652
Total minimum lease payments	$123,564
Less amount representing interest	(18,344)
Present value of minimum lease payments	$105,220

In addition, the Company leases space for its operations located in the State of Washington.  Minimum payments due under these leases are as follows.

7.  Litigation

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

8. Options Outstanding

A list of options outstanding at September 30, 2011 is as follows:

		Average	Average
		Exercise	Years to
		Price	Maturity
Options outstanding at June 30, 2010	3,249,664	$0.30	1.44
Issued	0
Expired	(1,216,332)
Exercised	0
Options outstanding at June 30, 2011	2,033,332	$0.34	5.62

Issued	0
Expired	0
Exercised	0
Options outstanding at September 30, 2011	2,033,332	$0.34	1.26

9.  Net Loss per Share

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

Net loss per share has been computed as follows:

	30-Sep-11	30-Sep-10
Loss from continuing operations	$(47,744)	$(671,198)
Loss from discontinued operations	0	(252,783)
Net loss	$(47,744)	$(923,981)

Weighted average shares outstanding	18,882,268	17,785,718

Loss per common share (basic & fully diluted):
Loss from continuing operations	$(0.00)	$(0.05)
Loss from discontinued operations	0.00	0.00
Net loss per share	$(0.00)	$(0.05)

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

Overview

The Company was incorporated in November 2006 and has operated as a drywall installer, scrapper and recycler at various times during its history. Until May, 2009, DRS had owned a facility that recycles scrap drywall into gypsum powder and paper for sale to farmers in Washington State. At that time, the recycling operation was taken over by a former employee and DRS entered into an operating agreement with a separate entity.

In September, 2010, we decided to refocus our attention on the drywall scrap recycling operations, while withdrawing for the time-being from both the drywall installation business and the drywall scrapping business. To this end, we have intended to raise capital to repurchase the drywall scrap recycling processing operation that we previously owned, as well as to expand the recycling operation to other regions of the country by opening new facilities, based on what we learned when we were previously involved in the drywall scrap recycling business. We believe we need an initial capital infusion of up to $1 million in order to re-enter the scrap drywall recycling business, and position the company for growth. To date, we have been unsuccessful in our efforts to raise sufficient capital to re-enter the drywall recycling business as planned.

Results of Operations
For the Nine Months ending September 30, 2011 and September 30, 2010

Sales revenue from continuing operations in the three months ended September 30, 2011 and September 30, 2010 was nil, as a result of our decision in September 2010 to cease operations as a drywall installer and scrapper, and refocus our efforts on drywall recycling. To date, we have not been successful in raising sufficient capital to re-enter the drywall recycling business. Total expenses incurred in continuing operations during the three months ending September 30, 2011 were $47,540, compared to $647,284 during the quarter ended September 30, 2010. The expenses were mainly to professional fees paid in conjunction our attempts to raise capital and otherwise move the company forward. Expenses will continue to be kept at a bare minimum in order to keep cash requirements as low as possible.

Liquidity & Capital Resources

Cash on hand at September 30, 2011 was nil compared to $10,952 at June 30, 2011. During the quarter, we used $29,107 in operations, partially offset by net financing activity of $18,155, as well as using up the cash on hand at June 30, 2011.

Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business. We have been unsuccessful to date in re-entering the drywall recycling business as planned due to our inability to raise sufficient capital to do so. We anticipate that an initial capital infusion of up to $1 million is needed to re-enter the drywall recycling business and position the Company for future growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold and assets or liabilities requiring disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our President, who is our chief executive officer, and our Secretary/Treasurer, who is our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2011. Based on the review described above, our President and Secretary/Treasurer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, and that no changes to controls and procedures were made or were needed to be during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

Our management assessed our internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of September30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DRS Inc.
By:
Daniel Mendes, President
November 14, 2011		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
Daniel Mendes, President and Director (principal executive officer)
November 14, 2011

By:
Philip Blair Mullin, Chief Financial Officer and Director (principal financial and accounting officer)
November 14, 2011

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

SEC Ref. No. Title of Document

SEC Ref. No.	Title of Document
3.1	Articles of Incorporation – incorporated by reference to Form 10-K/A filed April 21, 2011
3.2	By-Laws - incorporated by reference to Form 10-K/A filed April 21, 2011
3.3	Certificate of Amendment – incorporated by reference to Form 10-K filed September 28, 2011
10.1	Consulting Agreement dated May 18, 2007 by and between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
10.2	Amendment to Consulting Agreement by and Between Ron Royce and Dan Guimont, Daniel Mendes and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
10.3	Operating Agreement dated May 15, 2009 between Drywall Recycling Services Inc. and DRS Inc. - incorporated by reference to Form 10-K/A filed April 21, 2011
14.1	Code of Conduct - incorporated by reference to Form 10-K/A filed April 21, 2011
17.1	Resignation of George Guimont as Director and Secretary/Treasurer - incorporated by reference to Form 10-K/A filed April 21, 2011
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herein
31.2	Certification of the Principal Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herein
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herein
32.2	Certification of the Principal Financial/Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herein