Form 10-Q/A
period 2011-09-30
DRS Inc.
filed 2011-12-14
CIK 1421265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending: September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:

DRS Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5914452
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

4004 NE 4th St., Suite 107-315, Renton, WA	98056
(Address of principal executive offices)	(Zip Code)

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

As of September 30, 2011 and June 30, 2011

ASSETS	30-Sep-11	30-Jun-11
Current assets:
Cash & short term investments	$0	$10,952
Total current assets	$0	$10,952

Other assets:
Fixed assets- net	80,304	90,536

Total assets	$80,304	$101,488

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable & accrued expenses	$602,154	$591,249
Notes payable	300,000	300,000
Debentures & advances payable	60,235	39,535
Advances payable to shareholder	569,602	565,852
Capital lease payable	26,682	26,074
Total current liabilities	$1,558,673	$1,522,710

Convertible debenture payable- net	55,564	55,564
Capital lease payable	78,538	85,441

Shareholders' equity:
Common stock- $.001 par value, authorized 25,000,000 shares, issued and outstanding, 18,882,268 shares at 9/30/11 and
18,882,268 at 6/30/11	$18,882	$18,882
Additional paid in capital	11,795,800	11,795,800
Retained deficit	(13,427,153)	(13,376,909)
Total shareholders' deficit	(1,612,471)	(1,562,227)

Total Liabilities & Shareholders' Deficit	$80,304	$101,488
Please see the notes to the financial statements.

Statements of Operations

For the Quarters Ended September 30, 2011 and September 30, 2010

	30-Sep-11	30-Sep-10
General & administrative expenses:
General administration	$47,540	$647,284
Total general & administrative expenses	47,540	647,284

Net loss from operations	($47,540)	($647,284)

Other revenue (expense):
Interest expense	(2,704)	(23,914)

Net loss before provision for income taxes	($50,244)	($671,198)

Provision for income taxes	0	0

Loss from continuing operations	(50,244)	(671,198)

Loss from discontinued operations	0	(252,783)

Net loss	($50,244)	($923,981)

Loss per common share (basic & fully diluted):
Loss from continuing operations	($0.00)	($0.05)
Loss from discontinued operations	0.00	0.00
Net loss per share	($0.00)	($0.05)

Please see the notes to the financial statements.

Statements of Cash Flows

For the Quarters Ended September 30, 2011 and September 30, 2010

	30-Sep-11	30-Sep-10
Operating activities:
Net loss	($50,244)	($923,981)
Adjustments to reconcile net loss items
not requiring cash:
Depreciation expense	10,232	27,700
Bad debt expense	0	0
Impairment expense	0	10,473
Interest expense	0	8,516
Consulting expense	0	571,042
Marketing & salary expense	0	0
Loss on asset disposals	0	40,701
Changes in other operating assets & liabilities:
Accounts receivable	0	99,677
Accounts receivable- related parties	0	6,329
Stock subscription receivable	0	4,950
Accounts payable & accrued expenses	10,905	59,410
Net cash used by operations	($29,107)	($95,183)

Investing activities:
Security deposits	$0	$0
Net cash used by investing activities	0	0

Financing activities:
Advances from shareholder	$3,750	$31,786
Proceeds from advances & debentures payable	20,700	55,564
Payment of capital lease	(6,295)	(16,667)
Net cash provided by financing activities	18,155	70,683

Net increase (decrease) in cash during the period	($10,952)	($24,500)

Cash balance at July 1st	10,952	24,500

Cash balance at September 30th	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$15,398
Income taxes paid during the period	$0	$0
Please see the notes to the financial statements.

Statement of Changes in Shareholder’s Deficit

For the Three Months Ended September 30, 2011 and September 30, 2010

	Common	Par	Additional Paid	Retained	Shareholders'
	Shares	Value	in Capital	Deficit	Deficit

Balance at June 30, 2011	18,882,268	$18,882	$11,795,800	($13,376,909)	($1,562,227)

Net loss				(50,244)	(50,244)

Balance at September 30, 2011	18,882,268	$18,882	$11,795,800	($13,427,153)	($1,612,471)

	Common	Par	Additional Paid	Retained	Shareholders'
	Shares	Value	in Capital	Deficit	Deficit

Balance at June 30, 2010	17,785,718	$17,785	$11,747,036	($12,413,856)	($649,035)

Issuance of options			571,042		571,042

	38,895		38,895

Net loss				(923,981)	(923,981)

Balance at September 30, 2010	17,785,718	$17,785	$12,356,973	($13,337,837)	($963,079)

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

	30-Sep-11	20-Sep-10
Revenues	$0	$323,600
Cost of revenues	0	(535,682)
Gross margin	0	(212,082)

Interest expense	0	(40,701)
Loss from discontinued operations	$0	($252,783)

3. Fixed Assets- Net

The following table is a summary of fixed assets at September 30, 2011 and June 30, 2011:

	30-Sep-11	30-Jun-11
Vehicles	$178,000	$178,000
Accumulated depreciation	(97,696)	(87,464)
Fixed assets- net	$80,304	$90,536

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

In June, 2011, the Company received loan proceeds of $20,000 from Asher Enterprise LLC for general corporate use. The loan is unsecured and matures on March 21, 2012, bears interest of 8% and is convertible into common shares of the Company at a conversion price equal to 61% of the market price of the shares at the date of conversion, commencing 180 days from the date of closing.

In August, 2011, the Company received loan proceeds of $27,500 from Asher Enterprise LLC for general corporate use. The loan is unsecured and matures on May 10, 2012, bears interest of 8% and is convertible into common shares of the Company at a conversion price equal to 61% of the market price of the shares at the date of conversion, commencing 180 days from the date of closing.

5. Provision for Income Taxes

Provision for income taxes is comprised of the following:

	30-Sep-11	30-Sep-10

Pretax loss	($47,744)	($923,981)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carry-forward	(998,231)	(658,582)
Allowance for recoverability	998,231	658,582

Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Less allowance for tax loss carryforward	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carry-forward	$998,231	$658,582
Allowance for recoverability	(998,231)	(658,582)
Deferred tax asset	$0	$0

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

Net loss per share has been computed as follows:

	30-Sep-11	30-Sep-10
Loss from continuing operations	($47,744)	($671,198)
Loss from discontinued operations	0	(252,783)
Net loss	($47,744)	($923,981)

Weighted average shares outstanding	18,882,268	17,785,718

Loss per common share (basic & fully diluted):
Loss from continuing operations	($0.00)	($0.05)
Loss from discontinued operations	0.00	0.00
Net loss per share	($0.00)	($0.05)

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our President, who is our chief executive officer, and our Secretary/Treasurer, who is our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Quarterly Report on Form 10-Q/A, as of September 30, 2011. Based on the review described above, our President and Secretary/Treasurer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, and that no changes to controls and procedures were made or were needed to be during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

By:
Daniel Mendes, President, Secretary/Treasurer and Director (principal executive officer)
November 14, 2011

By:
Philip Blair Mullin, Chief Financial Officer and Director (principal financial and accounting officer)
November 14, 2011

EXHIBIT INDEX

* The Exhibit attached to this Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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